Form 10-Q
period 1995-06-30
KIEWIT ROYALTY TRUST
filed 1995-08-11
CIK 711477

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                47-6131402
- ------------------------------------     --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                           FirsTier Bank N.A. Omaha
                            17th & Farnam Streets
                            Omaha, Nebraska  68102
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (402) 348-6275
               ------------------------------------------------
               (Registrant's telephone no. including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            As of June 30, 1995, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                       PART I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                             KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS

                  as of June 30, 1995 and December 31, 1994

ASSETS                                                  1995                       1994
- ------                                                  ----                       ----
Cash and Short-term investments                    $    466,645              $    398,618

Net royalty and overriding
royalty interests in coal
leases:

Estimated fair market value
at date of transfer to Trust                       $ 73,878,000              $ 73,878,000

Allowance to reduce carrying
value to Peter Kiewit Sons'
Inc.'s historical book value                       ( 73,710,183)              (73,710,183)
                                                   -------------             -------------

                                                   $    167,817              $    167,817

Less accumulated amortization                           (64,066)                  (58,995)

Net royalty and overriding
royalty interests in coal
leases                                             $    103,751              $    108,822
                                                   ------------              ------------

Total Assets                                       $    570,396              $    507,440
                                                   ============              ============

LIABILITY AND TRUST CORPUS
- --------------------------

Distributions payable to
Unit Holders                                       $    466,645              $    398,618

Trust corpus: 12,633,432
units of beneficial interest
authorized and outstanding                         $    103,751              $    108,822
                                                    -----------               -----------

Total Liability and Trust Corpus                   $    570,396              $    507,440
                                                   ============              ============


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

        For the Three Months and Six Months Ended June 30, 1995 and 1994


                              Three Months Ended                  Six Months Ended
                                    June 30                            June 30
                          ---------------------------        ---------------------------

                             1995              1994             1995             1994
                          ---------         ---------        ---------        ----------
Royalty Income            $463,928         $298,706         $3,908,751       $3,858,426
Interest Income             17,104            6,784             54,639           25,887

Trust Expenses             (14,387)         (21,051)           (17,387)         (26,036)
                           --------         --------           --------         --------

Distributable
  Income                  $466,645         $284,439         $3,946,003       $3,858,277

Distributable
  income per unit
  (12,633,432 units)      $0.036937        $0.022515        $0.312346        $0.305402



                     STATEMENT OF CHANGES IN TRUST CORPUS

                For the Six Months Ended June 30, 1995 and 1994

                                                 1995                    1994
                                             -----------             ------------
Trust Corpus as of
   January 1                               $   108,822              $   129,396

Amortization of
   royalty interest                             (5,071)                  (8,018)

Distributable Income                         3,946,003                3,858,277

Distribution to Unit
   Holders                                  (3,946,003)              (3,858,277)
                                           ------------             ------------

Trust Corpus as of
   June 30                                 $   103,751              $   121,378
                                           ===========              ===========




                See Accompanying Notes to Financial Statements

                             KIEWIT ROYALTY TRUST

                      Notes to Financial Statements as of
                      June 30, 1995 and December 31, 1994

BASIS OF PRESENTATION

            The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1994.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accompanying unaudited financial statements have been prepared on the following basis:

            (a) The royalty income recorded for a month is the amount computed and paid by the lease holder to the Trustee for such month.

            (b) Trust administration expenses are recorded in the month they accrue.

            This basis for reporting royalty income is thought to be the most meaningful because distributions to the Unit Holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with generally accepted accounting principles because, under such principles, royalty income for a month would be based on production for such month without regard to when calculated or received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis by lease, is charged directly to trust corpus, since such amount does not affect distributable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        a.  MATERIAL CHANGES IN FINANCIAL CONDITION.

            Kiewit Royalty Trust is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of (1) administering the income received from such coal leases and
(2) distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

        b.  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

            During the six months ended June 30, 1995, the Trust received a total of $3,908,751 of royalty and overriding royalty payments; during the three months ended June 30, it received a total of $463,928 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                                                            Six Months Ended
  Mine                        Second Quarter                     June 30
  ----                  --------------------------     ----------------------------
                           1995           1994             1995             1994
                        ---------      -----------     -----------     ------------
    Black Butte         $ 198,890      $  ---          $  494,659           ---
    Decker                230,314       241,758         3,305,570       3,736,702
    Big Horn               34,724        56,948           108,522         121,724
    Spring Creek            ---           ---               ---             ---

                         --------      --------        ----------      ----------
                        $ 463,928      $298,706        $3,908,751      $3,858,426
                        =========      ========        ==========      ==========

            i.       BLACK BUTTE MINE.

        The Trust received $494,659 from the Black Butte Mine during the first six months of 1995, as compared to no royalties during the first six months of 1994. Royalties in the amount of $363,236 that would otherwise have been paid to the Trust during the first six months of 1994 were paid into an escrow account, which has since been terminated and the proceeds distributed to Unit Holders. The increase in royalties received during the first six months of 1995 as compared to the amount paid into escrow during the first six months of 1994 reflects increased production from Lease number W-6266, which is a normal result of a mining plan encompassing several leases.

        Lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States will be increased to 12-1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased royalty rate will effectively eliminate further payments to the Trust with respect to that lease.

        ii.      DECKER MINE.

        The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $3,305,570 in the first six months of 1995 compared to $3,736,702 during the same period in 1994. For the second quarter, the amounts received decreased to $230,314 compared to the $241,758 received during the second quarter of 1994. These decreases in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates and increased production from the applicable leases.

        iii.     BIG HORN MINE.

        Royalties received from the Big Horn Mine decreased to $34,724 during the second quarter of 1995 from $56,948 in 1994, and overall receipts for the first six months of 1995 decreased to $108,522 compared to $121,724 during the corresponding period in 1994. This decrease during the first six months of 1995 reflects decreased production in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton. The relatively small amount of receipts generally reflects minimal current production at the mine.

        iv.      SPRING CREEK MINE.

        No royalties were received from the Spring Creek Mine during the first six months of 1995 or 1994 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

                         PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          KIEWIT ROYALTY TRUST
                               (Registrant)

                          By:  FirsTier Bank N.A. Omaha in its
                               capacity as Trustee and not in its individual capacity or otherwise



                               By    /s/   Susan K. Rosburg
                                     --------------------------------
                                     Susan K. Rosburg
                                     Trust Officer



Dated:  August 11, 1995