Form 10-K405
period 1995-12-31
KIEWIT ROYALTY TRUST
filed 1996-03-25
CIK 711477

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


           Nebraska                                       47-6131402
------------------------------------       -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 Trust Division
                        First Bank, National Association
                    (Successor to FirsTier Bank N.A. Omaha)
                               1700 Farnam Street
                           Omaha, Nebraska  68102
               -----------------------------------------------
                    (Address of principal executive offices)

                               (402) 348-6000
           ------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -------------------

Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest
                                                            ----------------------------
                                                                    (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No      .
                                                    -----      -----

          Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  Yes   X  .  No      .
                                         -----      -----

          There currently is no market for the Units of Beneficial Interest of the registrant held by nonaffiliates of the registrant. Therefore, the aggregate market value of the Units is not available.

          As of March 15, 1996, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                               TABLE OF CONTENTS
                                                                          Page
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     (a)  General Development of Business . . . . . . . . . . . . . . . . .  1

     (b)  Financial Information about Industry Segments . . . . . . . . . .  2

     (c)  Narrative Description of Business . . . . . . . . . . . . . . . .  2

     (d)  Financial Information about Operations  . . . . . . . . . . . . .  5

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     (a)  Producing Leases  . . . . . . . . . . . . . . . . . . . . . . . .  7

     (b)  Non-Producing Leases  . . . . . . . . . . . . . . . . . . . . . . 12

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 4.  Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . . . . . . . . . 13

     (a)  Market Information  . . . . . . . . . . . . . . . . . . . . . . . 13

     (b)  Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     (c)  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . 16

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . 17

     (a)  Decker Mine   . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     (b)  Black Butte Mine  . . . . . . . . . . . . . . . . . . . . . . . . 17

     (c)  Spring Creek Mine . . . . . . . . . . . . . . . . . . . . . . . . 18

     (d)  Big Horn Mine . . . . . . . . . . . . . . . . . . . . . . . . . . 18

     (e)  Trust Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . 19

     (a)  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 19

     (b)  Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . 27

Item 9.  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure  . . . . . . . . . . . . . 27

Item 10. Directors and Executive Officers of the
          Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 27

Item 12. Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . . . . . . . . . . . 27

     (a)  Security Ownership of Certain Beneficial
           Owners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

     (b)  Security Ownership of Management  . . . . . . . . . . . . . . . . 28

     (c)  Changes in Control  . . . . . . . . . . . . . . . . . . . . . . . 28

Item 13. Certain Relationships and Related Transactions . . . . . . . . . . 28

     (a)  Transactions with Management and Others . . . . . . . . . . . . . 28

     (b)  Certain Business Relationships  . . . . . . . . . . . . . . . . . 28

     (c)  Indebtedness of Management  . . . . . . . . . . . . . . . . . . . 28

     (d)  Transactions with Promoters . . . . . . . . . . . . . . . . . . . 28

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 28

     (a)  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 28

     (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 28

     (c)  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

     (d)  Financial Statement Schedules . . . . . . . . . . . . . . . . . . 29

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 1.   BUSINESS.

          (a) GENERAL DEVELOPMENT OF BUSINESS. Kiewit Royalty Trust (hereinafter referred to as the "Trust") is a trust organized under the laws of the State of Nebraska. The Trust was created under a Trust Indenture dated May 17, 1982, which subsequently was amended as of June 9, 1982, June 23, 1982, and by a court order dated September 23, 1994. A copy of the Trust Indenture is attached to the Form 10 filed by the Trust on December 23, 1982, and is incorporated herein by reference. A copy of the Order of the County Court of Douglas County, Nebraska, dated September 23, 1994, amending the Trust Indenture is attached to the Form 10-Q filed by the Trust on November 14, 1994, and is incorporated herein by reference.

          The Trust was created by Peter Kiewit Sons', Inc., a Delaware corporation (hereinafter referred to as "Kiewit"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests */ in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Kiewit effective June 28, 1982, pursuant to conveyance documents that gave the






--------------------

*/ When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an "operating interest" and the owner may retain a "royalty interest." A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An "overriding royalty interest," which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee's assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Kiewit's Class B and Class C common stock, as of June 10, 1982, who were citizens of the United States.

          The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is to be distributed to holders of Units (hereinafter referred to as "Unit Holders") during the months of January, April, July, and October of each year. The trustee of the Trust is First Bank, National Association ("Trustee"), Omaha, Nebraska, which is a wholly owned subsidiary of First Bank System, Inc., a registered bank holding company. First Bank, National Association is a successor to FirsTier Bank N.A. Omaha, as a result of the merger of FirsTier Financial Inc., the parent holding company of the former trustee, with and into First Bank System, Inc.

          (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Trust receives its income from only one industry segment. Financial information for that industry segment appears in Item 8, below.

          (c) NARRATIVE DESCRIPTION OF BUSINESS. The Trust owns three (3) royalty interests and sixteen (16) overriding royalty interests relating to leases in four coal mining areas in Montana and Wyoming. The royalty and overriding royalty interests transferred to the Trust previously had been owned by various wholly owned Kiewit subsidiaries, and by Montana Royalty Company, Ltd., a partnership among three wholly owned Kiewit subsidiaries and Resource Development Co., Inc., a Washington state corporation.

          The Trust is administered by officers and employees of the Trustee, but there are no specific persons employed by the Trustee having the full-time duty of administering the Trust. Under the Trust Indenture, the basic function of the Trustee is to collect income from the Trust's properties, to pay out of the Trust's income and assets all expenses, charges, and obligations, and to pay remaining cash to Unit Holders on a quarterly basis. The Trustee also is obligated to make annual financial reports to Unit Holders, to file all fiduciary income tax returns, and to prepare, execute, and deliver certificates of beneficial interest to the Unit Holders. The Trustee is obligated, subject to the terms of the Trust Indenture, to use its best judgment in good faith in all matters relating to the Trust and Trust properties.

          The Trustee is authorized and required to use the money it receives to pay all liabilities of the Trust, including but not limited to all services as Trustee, and the compensation of geologists, engineers, accountants, attorneys, or the professional expert persons that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

          All available net income of the Trust will be distributed pro rata on a quarterly basis to Unit Holders. During any period between distributions to Unit Holders, the Trustee may invest any cash being held as a reserve for liabilities or for distribution in (i) time deposits of the Trustee Bank; (ii) any open-ended management type investment company or investment trust registered pursuant to the Investment Company Act of 1940 (provided that such investment matures on or before the next succeeding distribution date and is held until maturity); or (iii) trust-quality fixed net asset money market funds that have total assets of $100,000,000 or more and consist solely of direct obligations of the U.S. Government and/or next-business day repurchase agreements fully collateralized by direct obligations of the U.S. Government.

          The Trust Indenture grants to the Trustee only such rights and powers as are necessary to achieve the purposes of the Trust. The Trust Indenture prohibits the Trustee from entering into or engaging in any business or commercial activity of any kind or from using any portion of the assets of the Trust to acquire any coal lease, royalty, or mineral interest. The

Trustee may sell Trust properties only as authorized by a vote of a majority-in-interest of Unit Holders, except that the Trustee may sell Trust properties upon the termination of the Trust without a vote of Unit Holders. Any sale of Trust properties must be for cash, and the Trustee is obligated to distribute the available net proceeds of any such sale pro rata to Unit Holders.

          The Trust is irrevocable, but it may be terminated by (i) three successive fiscal years in which net revenue is less than $1,000,000 per year;
(ii) a vote in favor of termination by a majority-in-interest of Unit Holders; or (iii) operation of the provisions of the Trust Indenture intended to permit the Trust to comply with the rule against perpetuities. Upon the termination of the Trust, the Trustee will continue to act in such capacity until all assets of the Trust are distributed. The Trustee will sell all Trust properties for cash in one or more sales and, after satisfying all expenses, claims and liabilities and establishing adequate reserves, if necessary, for the payment of contingent liabilities, will distribute the remaining proceeds of such sales according to the respective interests and rights of Unit Holders.

          (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 1995, the Trust received net royalty income of $7,482,383 for distribution to Unit Holders. See Item 8, below.

ITEM 2.   PROPERTIES.

          The Trust's properties consist of royalty and overriding royalty interests in nineteen (19) coal leases in four mining areas located in the States of Wyoming and Montana. All of these royalty and overriding royalty interests were transferred to the Trust, as described in Item 1, above, by Kiewit and are subject to the provisions of the coal lease agreements under which they were created.

          The royalty and overriding royalty interests transferred to the Trust provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The terms of these royalty and overriding royalty interests vary considerably, as does the acreage covered by the underlying coal leases, the total recoverable reserves on such leases, and the recoverable reserves to be mined under current contracts.

          The remaining periods of the underlying coal leases as of December 31, 1995, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

          The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                     -- Tons of Coal Produced --
                       1995           1994           1993           1992            1991
                       ----           ----           ----           ----            ----
Decker Mine         10,277,584     10,514,777     10,804,090     11,944,887       9,985,348
Black Butte          2,240,962      4,029,771      2,704,770      6,238,556       5,355,805
    Mine
Big Horn Mine           38,207         94,037         91,884         71,068         158,055
Spring Creek         8,512,495      9,934,305      7,175,434      6,641,333       6,740,401
    Mine            ----------     ----------     ----------     ----------       ---------

Total               21,069,248     24,572,890     20,776,178     24,895,844      22,239,609
                    ==========     ==========     ==========     ==========      ==========

          Set forth below is a summary by mine area of pertinent information as of December 31, 1995, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

     (a)  PRODUCING LEASES.

          (i) DECKER MINE. Decker Coal Company ("Decker") operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between Kiewit Coal Properties Inc. (a wholly owned subsidiary of Kiewit and formerly named Kiewit Mining Group Inc.) and Western Minerals, Inc. (a wholly owned subsidiary of NERCO, Inc.). Each joint venturer owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 17,838 acres and has an annual productive capacity of 16,000,000 tons.

          The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                    Estimated
                                               Terms of                           Total Recover-
                                              Overriding                          able Reserves
Lease                    Lessor                Royalties                            (in tons)
-----                    ------                ---------                          -------------
M-073093                  United States     5 cents per ton */                       118,147,000
M-061685                  United States    10 cents per ton */                        36,529,000
M-057934                  United States    10 cents per ton */                        33,750,000
C-527-63**/               Montana          10 cents per ton ***/                      16,985,000
C-531-65****/             Montana           5 cents per ton ***/                       9,113,000
C-823-66                  Montana           5 cents per ton ***/                         - 0 -
                                                                                     -----------
           Total Estimated Recoverable Reserves                                      214,524,000






--------------------

*/ The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

**/ This Lease was renewed effective November 13, 1993 and was assigned a new lease number of C-1085-93.

***/ The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to the underlying royalty pertaining to the lease, will be equal to the highest cumulative royalties being paid in the States of Montana or Wyoming.

****/ This Lease was renewed effective April 14, 1995 and was assigned a new lease number of C-1087-95.

          (ii) BLACK BUTTE MINE. Black Butte Coal Company ("Black Butte") operates this mine in Sweetwater County, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between Kiewit Coal Properties Inc. and Bitter Creek Coal Company (a wholly owned subsidiary of Union Pacific Corporation). The Black Butte Mine in its entirety includes approximately 50,220 acres and has an annual productive capacity of 6,000,000 tons.

          The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:

                                                   Estimated
                         Terms of                Total Recover-
                         Overriding              able reserves
Lease     Lessor         Royalties                (in tons)
-----     ------         ----------             --------------
W-6266    United States  50% of the                6,693,000
                         royalty
                         payable to
                         the lessor

0-27475   Wyoming        3% of the
                         gross output              4,251,000
                                                  ----------

     Total Estimated Recoverable Reserves         10,944,000


          The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor. */






--------------------

*/ Total remaining reserves on lease W-6266 are 25,851,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, it is unlikely that any overriding royalties will be paid to the Trust on coal produced after April of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly owned subsidiary of Kiewit Coal Properties Inc. The Big Horn Mine in its entirety includes approximately 4,890 acres and has an annual productive capacity of 3,000,000 tons. The Trust owns royalty interests in three (3) productive leases at the Big Horn Mine.

          The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                            Estimated Total
                                        Terms of            Recoverable
Lease            Lessor                 Royalties           reserves (in tons)
-----            ------           -------------------       -------------------
Hitson           Peter Kiewit      12 1/2% of selling              413,000
Lease            Sons' Co. */              price

Hitson-          Peter Kiewit      10 cents per ton                761,000
Schreibeis       Sons' Co.
Lease

Flying V         Peter Kiewit      10% of avg. gross
Lease            Sons' Co.                 sales price **/       1,062,000
                                                                 ---------

                          Total Estimated Recoverable Reserves   2,236,000





--------------------

*/  Peter Kiewit Sons' Co. is a wholly owned subsidiary of PKS
Information Services, Inc., which in turn is a wholly owned subsidiary of Kiewit Diversified Group Inc., which in turn is a wholly owned subsidiary of Kiewit.

**/ By the terms of the assignment by which it was created, the royalty payable for this lease is 10% of the average gross sales price per ton or, if greater, the highest royalty payable to the U.S. government for similar quality coal mined in the State of Wyoming.

          The Trustee understands that Kiewit anticipates minimal production from the Big Horn Mine in 1996 (and in future years) as a result of the expiration of the primary coal sales contract at the end of 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

          (iv) SPRING CREEK MINE. Spring Creek Coal Company ("Spring Creek") operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres and has an annual productive capacity of 10,000,000 tons.

          The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:

                                                          Estimated
                               Terms of                 Total Recover-
                              Overriding                able reserves
Lease     Lessor              Royalties                   (in tons)
-----     ------              ----------                --------------
M-069782  United States       10 cents per ton */         93,622,000
                                                         ===========

          (v) REVISED PRODUCTION ESTIMATES. The numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the





--------------------

*/ Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 1995, the Trustee understands that the amounts of coal expected to be recovered from the relevant leases were as follows:

              Lease                Revised Estimate
              -----                ----------------
            M-073093                  15,371,000
             W-6266                      104,000
             0-27475                      -0-
             Hitson                       -0-
        Hitson-Schreibeis                 -0-
            Flying V                     50,000


     (b) NON-PRODUCING LEASES. In addition to its interests in these productive leases, the Trust has overriding royalty interests in three (3) leases, containing 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four (4) leases, containing approximately 19,300,000 tons of coal, which are considered to be not minable because of access, alluvial valley, or other problems.

ITEM 3.   LEGAL PROCEEDINGS.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          (a) MARKET INFORMATION. There is no established public trading market for the Units. The Units have not been registered under the Securities Act of 1933 ("1933 Act"), nor have they been registered under the securities laws of any state. Accordingly, resales of the Units are subject to certain restrictions on transferability.

          Under the 1933 Act, the Units should be treated as "restricted securities." As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission's Rule 144, a Unit Holder who is not an "affiliate" */ of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who






--------------------

*/ Under Rule 144(a)(i), an "affiliate" of the Trust would be any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Trust.

has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least three years have elapsed since such Units were owned by any affiliate of the Trust. In this regard, it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section 4(1-1/2) exemption from the registration requirements of the 1933 Act.

          None of the Units is subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

          (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 1995:

                                                 Approximate Number
                                                 ------------------
          Title of Class                         of Unit Holders
          --------------                         ---------------
          Units of Beneficial                           802
               Interest                                 ===

          (c) DIVIDENDS. The Trust pays no dividends since it is not a corporation. Within ten (10) business days after the end of each calendar quarter, however, the Trustee will distribute the Quarterly Distribution Amount (as defined below) for the three preceding months, together with any undistributed interest earned on each such amount to the payment date. This distribution is made pro rata to Unit Holders of record on the last business day for each such quarter (the "Quarterly Record Date").

          The Quarterly Distribution Amount distributed to each Unit Holder is the excess, if any, of (i) the cash received during such quarter that is attributable to the royalties and overriding royalties held by the Trust, plus any decrease in any cash reserve theretofore established by the Trustee for the payment of liabilities of the Trust, plus any other cash receipts of the Trust during such quarter other than interest earned on the Quarterly Distribution Amount for any other quarter that is earned before the actual distribution for the fiscal quarter that includes that other quarter, over (ii) the liabilities of the Trust paid during such quarter plus the amount of any cash reserve established or increased by the Trustee for the payment of any future or contingent liabilities of the Trust.

          The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 1995 and 1994 and shows the date on which such amounts were distributed:


                               1995
                               ----

Quarter              Date Dis-     --Distribution Amounts--
 Ended               tributed        In Total       Per Unit
-------              --------        --------       --------
March 31, 1995       04/10/95       $3,479,358      $.275409
June 30, 1995        07/07/95          466,645       .036937
Sept. 30, 1995       10/10/95        3,426,087       .271192
Dec. 31, 1995        01/11/96          162,011       .012824
                                    ----------       -------

Total Distributed                  $ 7,534,101     $ .596362
                                   ===========   ===========

                                   1994
                                   ----

Quarter                   Date Dis-        --Distribution Amounts--
 Ended                    tributed           In Total       Per Unit
-------                   --------           --------       --------
March 31, 1994            04/06/94          $3,573,838     $.282887
June 30, 1994             07/11/94             284,439      .022515
Sept. 30, 1994            10/05/94           3,633,916      .287643
Dec. 31, 1994             01/11/95             398,617      .031552
                                            ----------    ---------

Total Distributed                          $ 7,890,810    $ .624597
                                           ===========  ===========


ITEM 6.  SELECTED FINANCIAL DATA.

     The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.

                                                        Years Ended December 31,
                                                        ------------------------
                           1995                1994                 1993                1992                 1991
                           ----                ----                 ----                ----                 ----
Royalty and
Interest
Income                  $7,581,124          $7,873,846           $8,428,970          $7,190,691           $6,922,963

Received
Escrowed
Funds                      - - - -              80,655              - - - -             - - - -              - - - -

Amounts
Reserved
by Trustee                 - - - -             - - - -              (80,655) */         - - - -              - - - -

Trust
Expenses                   (47,023)            (63,691)             (61,204)            (72,392)             (65,950)
                        -----------         -----------           ----------          ----------          -----------

Distributable
Income                  $7,534,101          $7,890,810           $8,287,111          $7,118,299           $6,857,013
                        ==========          ==========           ==========          ==========           ==========

Distributable
Income Per
Unit
(12,633,432 units)      $  .596362          $  .624597           $  .655967          $  .563449           $  .542767
                        ==========          ==========           ==========          ==========           ==========

Total Assets            $  258,931          $  507,440           $  512,417          $  750,495           $  641,605
                        ==========          ==========           ==========          ==========           ==========





--------------------

*/ This figure represents $80,538 paid by Black Butte to the Trust during the fourth quarter of 1993 but reserved by the Trustee, plus accrued interest thereon in the amount of $117 as of December 31, 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1995 was $7,534,101 compared to $7,890,810 for 1994.

          The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

       Mine                      1995               1994             1993
     --------                    ----               ----             ----
     Decker                  $5,783,247         $6,141,866      $6,682,050
     Black Butte                655,834            772,969         782,742
     Spring Creek               913,096            793,375         678,490
     Big Horn                   130,206            143,156         149,526
                             ----------         ----------      ----------

                             $7,482,383         $7,851,366      $8,292,808
                             ==========         ==========      ==========

          (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $5,783,247 in 1995 from $6,141,866 in 1994. This decrease was due to a change in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which was a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

          (b) BLACK BUTTE MINE. Royalties received by the Trust from the Black Butte Mine decreased to $655,834 in 1995 from $772,969 in 1994. This decrease is the result of a lower average selling price on production from lease number W-6266. The Trustee understands that production under lease number O-27475 ceased at the end of the first quarter of 1992, and present mining plans do not provide for the recommencement of such production in the foreseeable future.

          In addition, lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States will be increased to 12-1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased royalty rate will effectively eliminate further payments to the Trust with respect to that lease.

          (c) SPRING CREEK MINE. Royalties received from the Spring Creek Mine increased to $913,096 during 1995 from $793,375 in 1994. This increase reflects increased production under the applicable leases.

          (d) BIG HORN MINE. Royalties received from the Big Horn Mine decreased to $130,206 during 1995 from $143,156 in 1994. The decrease reflects decreased production under the applicable leases.

          (e) TRUST EXPENSES. Trust expenses decreased to $47,023 in 1995 from $63,691 in 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 1995 to December 31, 1995:

          (1)  Report of Independent Accountants

          (2)  Statements of Assets, Liability and Trust Corpus

          (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

          (4)  Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                                    -------

                              FINANCIAL STATEMENTS
                        as of December 31, 1995 and 1994
                         and for the three years ended
                               December 31, 1995

                            COOPERS & LYBRAND L.L.P.
                          a professional services firm





                       REPORT OF INDEPENDENT ACCOUNTANTS


The Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1995 and 1994, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the financial statements have been prepared on the basis of accounting which differs in some respects from generally accepted accounting principles. Accordingly, the accompanying financial statements are not intended to present financial position and results of operations of Kiewit Royalty Trust in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1995 and 1994, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1995, in conformity with the basis of accounting described in Note 1 to the financial statements.


                                                    /s/ Coopers & Lybrand L.L.P.


Omaha, Nebraska
March 1, 1996

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 1995 and 1994

                                    -------




                 ASSETS                                                    1995               1994
                                                                           ----               ----
Cash equivalents                                                         $162,011            $398,618

Royalty and overriding royalty
  interests in coal leases                                                167,817             167,817

    Less accumulated amortization                                         (70,897)            (58,995)
                                                                         --------            --------

                 Net royalty and overriding
                   royalty interests in coal leases                        96,920             108,822
                                                                         --------            --------

                                                                         $258,931            $507,440
                                                                         ========            ========


                 LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders                                    $162,011            $398,618

Trust corpus:  12,633,432 units of beneficial
  interest authorized and outstanding                                      96,920             108,822
                                                                         --------            --------

                                                                         $258,931            $507,440
                                                                         ========            ========





                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                  for the three years ended December 31, 1995

                                    -------


                                                                1995                   1994                  1993
                                                                ----                   ----                  ----
Royalty income                                               $ 7,482,383           $ 7,770,711           $ 8,373,463

Settlements from escrow accounts                                 -                      80,655                -

Royalties transferable to
         escrow account                                          -                      -                    (80,655)
                                                           -------------         -------------           -----------

                 Net royalty income                            7,482,383             7,851,336             8,292,808

Interest income                                                   98,741               103,135                55,507

Trust expenses                                                   (47,023)              (63,691)              (61,204)
                                                             -----------           -----------           -----------

                 Distributable income                        $ 7,534,101           $ 7,890,810           $ 8,287,111
                                                             ===========           ===========           ===========

Distributable income per unit                                $   .596362           $   .624597           $   .655967
                                                             ===========           ===========           ===========



                     STATEMENTS OF CHANGES IN TRUST CORPUS
                  for the three years ended December 31, 1995

                                    ------


                                                                 1995                  1994                  1993
                                                                 ----                  ----                  ----
Trust corpus, beginning of year                              $   108,822           $   129,396           $   132,336

Amortization of royalty interests                                (11,902)              (20,574)               (2,940)

Distributable income                                           7,534,101             7,890,810             8,287,111

Distributions to unit holders                                 (7,534,101)           (7,890,810)           (8,287,111)
                                                             -----------           -----------           -----------

Trust corpus, end of year                                    $    96,920           $   108,822           $   129,396
                                                             ===========           ===========           ===========





                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                                    -------


1.   Summary of Significant Accounting Policies and Basis of Accounting:

     (a) Basis of Accounting:
         The financial statements of the Kiewit Royalty Trust (the Trust) are prepared on the following basis:

         (1) The royalty income recorded for a month is the amount received from the lease holder for such month.

         (2) Trust administration expenses are recorded in the month they accrue.

              This basis for reporting royalty income is thought to be the most meaningful because distributions to unit holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with generally accepted accounting principles because under such principles royalty income for a month would be based on production for such month, without regard to when royalty payments are received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis on a lease, is charged directly to trust corpus since such amount does not affect distributable income.

     (b) Cash Equivalents:
         Cash equivalents consist of money market funds, which are recorded at cost plus interest.

2.   Trust Organization and Provisions:

     The Kiewit Royalty Trust was established on May 17, 1982. On June 28, 1982, Peter Kiewit Sons', Inc. (Kiewit) conveyed to the Trust royalty and overriding royalty interests owned by Kiewit's subsidiaries in certain coal properties in Montana and Wyoming.

     Units of beneficial interest (Units) in the Trust were distributed on June 23, 1982 to Kiewit's Class B and Class C shareholders of record as of June 10, 1982 who were citizens of the United States. These shareholders received one Unit in the Trust for each share of Kiewit stock held.

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                    -------

2.   Trust Organization and Provisions, Continued:

     FirsTier Bank, N.A., Omaha is Trustee for the Trust. On February 16, 1996, FirsTier Bank merged with First Bank National Association, who is now the Trustee for the Trust. The terms of the trust indenture provide, among other things, that:

     (a) the Trust shall not engage in any business or investment activity of any kind or acquire any assets other than those initially conveyed to the Trust;

     (b) the Trustee may not sell all or any part of the royalty interests unless approved by a majority of Units outstanding, in which case the sale must be for cash and the proceeds promptly distributed;

     (c) the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

     (d) the Trustee will make cash distributions to the unit holders in January, April, July and October of each year as discussed in Note 4; and

     (e) in September 1994, the Trust Indenture was amended to authorize the Trustee to invest funds in government obligations, government-secured obligations and funds registered pursuant to the Investment Act of 1940.

3.   Royalty and Overriding Royalty Interests:

     The cash received by the Trustee from the royalty interest will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation.

     The initial carrying value of the royalty interests of $167,817 represents Kiewit's historical net book value at the date of the transfer to the Trust.

4.   Distributions to Unit Holders:

     The amounts to be distributed to unit holders (Quarterly Distribution Amount) are determined on a quarterly basis. The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties, plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves. The Quarterly Distribution Amount is payable to unit holders of record as of the last business day of each quarter. The cash distributions are made quarterly within the first 10 business days of January, April, July and October.

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                    -------


5.   Income Taxes:

     Provision for federal and state income taxes has not been made in the financial statements since, in the opinion of legal counsel, the Trust should be treated as a "grantor trust" which is not a taxable entity.

6.   Summary of Quarterly Financial Data (Unaudited):

     The following is a summary of the unaudited quarterly financial information:

                                                                                              Distributable
                                                             Net                               Income and
                                                           Royalty        Distributable       Distributions
                                                           Income             Income             Per Unit
                                                         -----------      -------------       -------------
         For the year ended December 31, 1995:
                 March 31, 1995                         $ 3,444,823       $ 3,479,358         $ .275409
                 June 30, 1995                              463,928           466,645           .036937
                 September 30, 1995                       3,405,050         3,426,087           .271192
                 December 31, 1995                          168,582           162,011           .012824
                                                            -------       -----------         ---------

                                                        $ 7,482,383       $ 7,534,101         $ .596362
                                                        ===========       ===========         =========

         For the year ended December 31, 1994:
                 March 31, 1994                         $ 3,559,720       $ 3,573,838         $ .282887
                 June 30, 1994                              298,705           284,439           .022515
                 September 30, 1994                       3,582,294         3,633,916           .287643
                 December 31, 1994                          410,647           398,617           .031552
                                                        -----------       -----------         ---------

                                                        $ 7,851,366       $ 7,890,810         $ .624597
                                                        ===========       ===========         =========



7.   Other Matters:

     Black Butte Coal Company had been involved in a dispute with the Minerals Management Service ("MMS") of the U.S. Department of the Interior concerning the calculation of royalties on a Federal lease. Because of an overall limitation on the overriding royalty payable to the Trust from this lease, any additional amounts owed to MMS would decrease the overriding royalties to which the Trust was entitled. An escrow account was established pending the resolution of the dispute with MMS and the disputed amounts were deposited into escrow. Upon resolution of the dispute, the escrow agent distributed the funds held in escrow, with interest, during the fourth quarter of 1994 and the escrow account was terminated.

         (b)  SUPPLEMENTARY DATA.  Not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Trust was created as a trust under the laws of the State of Nebraska and its Indenture does not provide for the election of directors or officers. First Bank, National Association serves as Trustee. See Item 1, above.

ITEM 11. EXECUTIVE COMPENSATION.

         As stated in Item 10, above, the Trust has no directors and no officers. During 1995, the Trust incurred $47,023 of administration expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the persons who, as of December 31, 1995, were known by the Trust to be beneficial owners of more than five percent of the Units:

              Name and                 Amount and
              Address                  Nature of
Title of      Beneficial               Beneficial            Percent of
 Class        Owner                    Ownership                Class
--------      ----------               ---------             ----------
Units of     Walter Scott, Jr.          800,000 Units           6.33%
Beneficial   1000 Kiewit Plaza
Interest     Omaha, NE  68131

         (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 1995, FirsTier Bank N.A. Omaha, trustee, did not beneficially own any Units in the Trust.

         (c) CHANGES IN CONTROL. As of December 31, 1995, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, above, the Trust has no directors and no officers. During 1995, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

         (b) CERTAIN BUSINESS RELATIONSHIPS. There are no directors or nominees for director of the Trust. See Item 10, above.

         (c) INDEBTEDNESS OF MANAGEMENT. As stated in Item 10, above, the Trust has no directors and no officers.

         (d)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a)  (1)  FINANCIAL STATEMENTS.  See Item 8, above.

              (2) FINANCIAL STATEMENT SCHEDULES. See Item 8, above, and Item 14(d), below.

              (3)  EXHIBITS.  See Item 14(c), below.

         (b) REPORTS ON FORM 8-K. The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1995.

         (c)  EXHIBITS.

              4.1 Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982, and June 23, 1982 (filed as Exhibit 1 to the Trust's Form 10 filed with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

              4.2 Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 2 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, and incorporated herein by reference).

              27.1  Financial Data Schedule.

              99.1 Location Map of Coal Properties (filed as Exhibit 2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

         (d)  SEPARATE FINANCIAL STATEMENTS AND SCHEDULES.  Not applicable.

                              S I G N A T U R E S

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KIEWIT ROYALTY TRUST (Registrant)
                            By: First Bank, National Association in its
                                capacity as Trustee and not in its individual capacity or otherwise


                                By: /s/ SUSAN K. ROSBURG
                                   ----------------------------
                                   Susan K. Rosburg
                                   Trust Officer




Date:  March 22, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                             Capacity   Date
     ----                             --------   ----
First Bank, National Association      Trustee    March 22, 1996



By: /s/ SUSAN K. ROSBURG
   --------------------------
   Susan K. Rosburg
   Trust Officer

                                 EXHIBIT INDEX

Exhibit                                                                   Page

4.1 */ Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982, and June 23, 1982 (filed as Exhibit 1 to the Trust's Form 10 with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

4.2      **/ Order dated September 23, 1994, of the County Court of
         Douglas County, Nebraska (filed as Exhibit 2 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, and incorporated herein by reference).

27.1     Financial Data Schedule.

99.1 ***/ Location Map of Coal Properties (filed as Exhibit 2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).





--------------------

*/ Appears at sequentially numbered page 35 in the Trust's Form 10, as amended.

**/ Appears at sequentially numbered page 37 in the Trust's Form 10-Q filed on November 14, 1994.

***/ Appears at sequentially numbered page 36 in the Trust's Form 10-K filed on March 31, 1985.