Form 10-Q
period 1996-03-31
KIEWIT ROYALTY TRUST
filed 1996-05-10
CIK 711477

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                                  47-6131402
- -----------------------------------                         -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer Identification No.)
 incorporation or organization)


                        First Bank, National Association
                    (Successor to FirsTier Bank N.A. Omaha)
                               1700 Farnam Street
                               Omaha, Nebraska  68102
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  (402) 348-6000
                ------------------------------------------------
                (Registrant's telephone no. including area code)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------    -------

              As of May 10, 1996, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                        PART I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS
                   as of March 31, 1996 and December 31, 1995

ASSETS                                          1996                  1995
- ------                                          ----                  ----
Cash and Short-term investments            $  2,251,369         $    162,011

Net royalty and overriding
royalty interests in coal
leases:

Estimated fair market value
at date of transfer to Trust               $ 73,878,000         $ 73,878,000

Allowance to reduce carrying
value to Peter Kiewit Sons'
Inc.'s historical book value               ( 73,710,183)        ( 73,710,183)
                                           -------------        -------------

                                           $    167,817         $    167,817

Less accumulated amortization                   (73,968)             (70,897)

Net royalty and overriding
royalty interests in coal
leases                                     $     93,849         $     96,920
                                           ------------         ------------

Total Assets                               $  2,345,218         $    258,931
                                           ============         ============

LIABILITY AND TRUST CORPUS
- --------------------------

Distributions payable to
Unit Holders                               $  2,251,369         $    162,011

Trust corpus:  12,633,432
units of beneficial interest
authorized and outstanding                 $     93,849         $     96,920
                                           ------------         ------------

Total Liability and Trust
Corpus                                     $  2,345,218         $    258,931
                                           ============         ============




                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

                                          For the Three Months Ended March 31


                                           1996                         1995
                                           ----                         ----

Royalty Income                        $ 2,243,681                 $ 3,444,823

Interest Income                            23,206                      37,535

Trust Expenses                            (15,518)                    ( 3,000)
                                      ------------                ------------

Distributable
   Income                             $ 2,251,369                  $ 3,479,358

Distributable Income
   Per Unit (12,633,432
   Units)                               0.1782072                   0.27540877




                      STATEMENT OF CHANGES IN TRUST CORPUS

                                          For the Three Months ended March 31,

                                          1996                       1995
                                          ----                       ----
Trust Corpus as of
   January 1                          $    96,920                 $   108,822

Amortization of
   royalty interest                        (3,071)                     (3,232)

Distributable Income                    2,251,369                   3,479,358

Distribution to Unit
   Holders                             (2,251,369)                 (3,479,358)
                                      ------------                ------------

Trust Corpus as of
   March 31                            $   93,849                 $   105,590
                                       ==========                 ===========




                 See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                   as of March 31, 1996 and December 31, 1995

BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1995.

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

       b.     MATERIAL CHANGES IN RESULTS OF OPERATIONS.

              During the first quarter of 1996, the Trust received a total $2,243,681 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine for the three months ended March 31, 1996 and 1995.

         Mine                       First Quarter
         ----           -----------------------------------
                           1996                     1995
                        ----------              -----------
         Decker         $2,104,649               $3,075,256
         Big Horn            1,493                   73,798
         Black Butte       137,539                  295,769
         Spring Creek        ---                      ---
                         ---------                ---------
                        $2,243,681               $3,444,823
                        ==========               ==========


                 i.       DECKER MINE.

                 The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,104,649 in the first quarter of 1996 compared to $3,075,256 during the same period in 1995. The decrease for the first quarter of 1996 was due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates and decreased production from the applicable leases.

                 ii.      BIG HORN MINE.

                 Royalties received from the Big Horn Mine decreased to $1,493 during the first quarter of 1996 from $73,798 in 1995. This decrease reflects decreased production from the applicable lease.

                 iii.     BLACK BUTTE MINE.

                 The Trust received $137,539 from the Black Butte Mine during the first quarter of 1996, as compared to $295,769 during the first quarter of 1995. The decrease in royalties received during the first quarter of 1996 reflects decreased production from the mine.

                 Lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States was increased to 12-1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased royalty rate will effectively eliminate further payments to the Trust with respect to this lease.

                 iv.      SPRING CREEK MINE.

                 No royalties were received from the Spring Creek Mine during the first quarters of 1996 or 1995 because royalties are typically paid by the mine operators on an annual basis during the second-half of a calendar year.

                          PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 27.1     Financial Data Schedule.

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

                               KIEWIT ROYALTY TRUST
                                        (Registrant)

                               By:      First Bank, National Association
                                        in its capacity as Trustee and not
                                        in its individual capacity or otherwise



                                        By  /s/ Susan K. Rosburg
                                           ------------------------------------
                                                Susan K. Rosburg
                                                Trust Officer



Dated:  May 10, 1996