Form 10-Q
period 1996-06-30
KIEWIT ROYALTY TRUST
filed 1996-08-13
CIK 711477

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                            47-6131402
- ----------------------------------------                       ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
 incorporation or organization)


                        First Bank, National Association
                               1700 Farnam Street
                               Omaha, Nebraska  68102
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  (402) 348-6000
                     --------------------------------------
                (Registrant's telephone no. including area code)


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 As of June 30, 1996, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS

                   as of June 30, 1996 and December 31, 1995

ASSETS                                                                 1996                     1995
- ------                                                                 ----                     ----
Cash and short-term investments                                    $    290,885              $    162,011

Net royalty and overriding
royalty interests in coal
leases:

Estimated fair market value
at date of transfer to Trust                                       $ 73,878,000              $ 73,878,000

Allowance to reduce carrying
value to Peter Kiewit Sons'
Inc.'s historical book value                                        (73,710,183)              (73,710,183)
                                                                    ------------              ------------

                                                                   $    167,817              $    167,817

Less accumulated amortization                                           (74,726)                  (70,897)

Net royalty and overriding
royalty interests in coal
leases                                                             $     93,091              $     96,920
                                                                   ------------              ------------

Total Assets                                                       $    383,976              $    258,931
                                                                   ============              ============

LIABILITY AND TRUST CORPUS
- --------------------------

Distribution payable to
Unit Holders                                                       $    290,885              $    162,011

Trust corpus: 12,633,432
units of beneficial interest
authorized and outstanding                                         $     93,091              $     96,920
                                                                   ------------              ------------

Total Liability and Trust Corpus                                   $    383,976              $    258,931
                                                                   ============              ============


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

        For the Three Months and Six Months Ended June 30, 1996 and 1995


                                         Three Months Ended                               Six Months Ended
                                              June 30                                         June 30
                                   --------------------------------              -----------------------------------

                                     1996                   1995                   1996                     1995
                                   ---------              ---------              ---------                ----------
Royalty Income                      $296,676               $463,928              $2,540,357              $3,908,751

Interest Income                        8,163                 17,104                  31,369                  54,639

Trust Expenses                       (13,954)               (14,387)                (29,472)                (17,387)
                                     --------               --------                --------                --------

Distributable
  Income                            $290,885               $466,645              $2,542,254              $3,946,003

Distributable
  income per unit
  (12,633,432 units)               $0.023025              $0.036937               $0.201232               $0.312346



                      STATEMENT OF CHANGES IN TRUST CORPUS

                For the Six Months Ended June 30, 1996 and 1995

                                          1996                     1995
                                      -----------              -------------
Trust Corpus as of
   January 1                          $    96,920               $   108,822

Amortization of
   royalty interest                        (3,829)                   (5,071)

Distributable Income                    2,542,254                 3,946,003

Distribution to Unit
   Holders                             (2,542,254)               (3,946,003)
                                      ------------              ------------

Trust Corpus as of
   June 30                            $    93,091               $   103,751
                                      ===========               ===========



                 See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                   as of June 30, 1996 and December 31, 1995

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

        b.       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                 During the six months ended June 30, 1996, the Trust received a total of $2,540,357 of royalty and overriding royalty payments; during the three months ended June 30, it received a total of $296,676 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                                                      Three Months Ended                   Six Months Ended
                         Mine                               June 30                             June 30
                         ----                     -----------------------------          -----------------------
                                                         1996          1995                  1996           1995
                                                         ----          ----                  ----           ----
                    Black Butte                       $ 14,487       $198,890           $  152,026     $  494,659
                    Decker                             230,673        230,314            2,335,322      3,305,570
                    Big Horn                             1,516         34,724                3,009        108,522
                    Spring Creek                        50,000        ---                   50,000       ---
                                                      --------       --------           ----------     ----------
                                                      $296,676       $463,928           $2,540,357     $3,908,751
                                                      ========       ========           ==========     ==========

           I.    BLACK BUTTE MINE.

        The Trust received $152,026 from the Black Butte Mine during the first six months of 1996, as compared to $494,659 during the first six months of 1995, and $14,487 during the three months ended June 30, 1996, as compared to $198,890 during the three months ended June 30, 1995. The decrease in royalties received during the first six months and second quarter of 1996 as compared to the corresponding periods of 1995 reflects decreased sales from the Black Butte mine as well as the fact that federal lease number W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996, as explained below.

        Lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States was increased to 12- 1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased federal royalty rate has effectively eliminated further payments to the Trust with respect to this lease.

             ii.     DECKER MINE.

        The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,335,322 in the first six months of 1996 compared to $3,305,570 during the same period in 1995. For the second quarter, the amounts received increased to $230,673 compared to the $230,314 received during the second quarter of 1995. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

             iii.     BIG HORN MINE.

        Royalties received from the Big Horn Mine decreased to $1,516 during the second quarter of 1996 from $34,724 in 1995, and overall receipts for the first six months of 1996 decreased to $3,009 compared to $108,522 during the corresponding period in 1995. These decreases for 1996 reflect decreased production in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton. The relatively small amount of receipts generally reflects minimal current production at the mine.

             iv.     SPRING CREEK MINE.

        The Trust received $50,000 from the Spring Creek Mine during the first six months of 1996 as compared to no royalties in the first half of 1995. The amount for 1996 represents the minimum annual royalty, which was received during the second quarter; in 1995, the minimum annual royalty was received during the third quarter.

                          PART II - OTHER INFORMATION.

ITEM 1.          LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Trust is a party of which any of its property is the subject.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

                 27.1     Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KIEWIT ROYALTY TRUST
                                    (Registrant)

                                By:    First Bank, National Association, in
                                       its capacity as Trustee and not in
                                       its individual capacity or otherwise


                                       By:     /s/ Susan K. Rosburg
                                               --------------------------------
                                                   Susan K. Rosburg
                                                   Trust Officer



Dated:  August 13, 1996