Form 10-Q
period 1996-09-30
KIEWIT ROYALTY TRUST
filed 1996-11-12
CIK 711477

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                     47-6131402
------------------------------------     ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                        First Bank, National Association
                               1700 Farnam Street
                               Omaha, Nebraska  68102
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

         As of September 30, 1996, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                        PART I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS

                 as of September 30, 1996 and December 31, 1995


ASSETS                                                            1996                        1995
------                                                      --------------               --------------
Cash and short-term investments                              $   2,993,802                 $    162,011

Net royalty and overriding
royalty interests in coal
leases:

Estimated fair market value
at date of transfer to Trust                                 $  73,878,000                 $ 73,878,000

Allowance to reduce carrying
value to Peter Kiewit Sons'
Inc.'s historical book value                                   (73,710,183)                 (73,710,183)
                                                             --------------                ------------

                                                             $     167,817                 $    167,817

Less accumulated amortization                                      (75,439)                     (70,897)


Net royalty and overriding
royalty interests in coal
leases                                                       $      92,378                 $     96,920
                                                             -------------                 ------------

Total Assets                                                 $   3,086,180                 $    258,931
                                                             =============                 ============

LIABILITY AND TRUST CORPUS
--------------------------

Distributions payable to
Unit Holders                                                 $   2,993,802                 $    162,011

Trust corpus: 12,633,432
units of beneficial interest
authorized and outstanding                                   $      92,378                 $     96,920
                                                             -------------                 ------------

Total Liability and Trust Corpus                             $   3,086,180                 $    258,931
                                                             =============                 ============


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

     For the Three Months and Nine Months Ended September 30, 1996 and 1995


                                        Three Months Ended                          Nine Months Ended
                                             September 30                             September 30
                                  -----------------------------------       -----------------------------------

                                         1996             1995                     1996              1995
                                        -----            -----                    -----              ----
Royalty Income                       $2,978,007        $3,405,049              $5,518,364        $7,313,800

Interest income                      $   25,436        $   32,990              $   56,805        $   87,629

Trust expenses                           (9,641)          (11,952)                (39,113)          (29,339)
                                     ----------        ----------              ----------        ----------

Distributable
Income                               $2,993,802        $3,426,087              $5,536,056        $7,372,090
                                     ==========        ==========              ==========        ==========

Distributable Income
per unit (12,633,432 units)          $  .236975        $  .271192              $  .438207        $  .583538


                 See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS

             For the Nine Months Ended September 30, 1996 and 1995


                                                       1996                        1995
                                                -----------------           -----------------
Trust Corpus as of
   January 1                                       $    96,920                  $   108,822

Amortization of
   royalty interest                                     (4,542)                     (10,000)

Distributable Income                                 5,536,056                    7,372,090

Distribution to Unit
   Holders                                          (5,536,056)                  (7,372,090)
                                                   -----------                  -----------

Trust Corpus as of
   September 30                                    $    92,378                  $    98,822
                                                   ===========                  ===========



                 See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                 as of September 30, 1996 and December 31, 1995

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

        b.       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                 During the nine months ended September 30, 1996, the Trust received a total of $5,518,364 of royalty and overriding royalty payments; during the three months ended September 30, it received a total of $2,978,007 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

 Mine                              Three Months Ended                Nine Months Ended
 ----                                 September 30                     September 30
                               ---------------------------     -----------------------------
                                    1996          1995                1996           1995
                                    ----          ----                ----           ----
 Decker                          $2,139,744   $2,338,528          $4,475,066    $5,644,098
 Spring Creek                       829,191      913,096             879,191       913,096
 Black Butte                             69      144,277             152,095       638,937
 Big Horn                             9,003        9,148              12,012       117,699
                                 ----------   ----------          ----------    ----------

                                 $2,978,007   $3,405,049          $5,518,364    $7,313,800
                                 ==========   ==========          ==========    ==========

                 i.       DECKER MINE

                 The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,475,066 in the nine months ended September 30, 1996 compared to $5,644,098 during the same period in 1995. For the third quarter of 1996, the amounts received decreased to $2,139,744 compared to $2,338,528 during the third quarter of 1995. These variations in receipts during the nine months and three months ended September 30, 1996 were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                 ii.      SPRING CREEK MINE

                 Royalties received from the Spring Creek Mine decreased from $913,096 during the nine months ended September 30, 1995 to $879,191 during the corresponding period in 1996. The Trust received $829,191 in the third quarter of 1996, compared to $913,096 during the third quarter of 1995. This decrease reflects decreased production from the applicable lease. Royalties from the Spring Creek Mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

                 iii.     BLACK BUTTE MINE

                 The Trust received $152,095 in royalty and overriding royalty amounts from the Black Butte Mine during the nine months ended September 30, 1996, a decrease from the $638,937 received during the nine months ended September 30, 1995. The Trust received $69 during the third quarter of 1996, as compared to receipts of $144,277 during the third quarter of 1995. The decrease in royalties received during the nine months ended September 30, 1996 and the third quarter of 1996 as compared to the corresponding periods of 1995 reflects decreased sales from the Black Butte Mine as well as the fact that Federal Lease number W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996 as explained below.

                 Lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States was increased to 12-1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased royalty rate has effectively eliminated further payments to the Trust with respect to this lease.

                 iv.      BIG HORN MINE

                 Overall royalties received from the Big Horn Mine decreased to $12,012 during the nine months ended September 30, 1996 from $117,669 in 1995, and decreased to $9,003 in the third quarter of 1996 from $9,148 in the third quarter of 1995. The decrease in the first nine months of 1996 reflects decreased production from the applicable leases. The Trustee anticipates that there will be minimal production at the Big Horn Mine in the future.

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




                                 KIEWIT ROYALTY TRUST
                                       (Registrant)

                                 By: First Bank, National Association
                                     its capacity as Trustee and not
                                     in its individual capacity or
                                     otherwise



                                     By:  /s/   Susan K. Rosburg
                                         ---------------------------
                                         Susan K. Rosburg
                                         Trust Officer



Dated:  November 8, 1996