Form 10-K405
period 1996-12-31
KIEWIT ROYALTY TRUST
filed 1997-03-26
CIK 711477

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

              Nebraska                                                         47-6131402
   ------------------------------------                         --------------------------------------
   (State or other jurisdiction of                                (I.R.S. Employer Identification No.)
   incorporation or organization)

                                 Trust Division
                        First Bank, National Association
                               1700 Farnam Street
                           Omaha, Nebraska  68102
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (402) 348-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                      None
                                                             -----------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:          Units of Beneficial Interest
                                                             --------------------------------------------
                                                                             (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X .  No     .
                                        ----      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes   X  . No    .
                                  -----    ----

         There currently is no market for the Units of Beneficial Interest of the registrant held by nonaffiliates of the registrant. Therefore, the aggregate market value of the Units is not available.

         As of March 15, 1997, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         (a)  General Development of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         (b)  Financial Information about Industry Segments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         (c)  Narrative Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         (d)  Financial Information about Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         (a)  Producing Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         (b)  Non-Producing Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         (a)  Market Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         (b)  Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         (c)  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         (a)     Decker Mine  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         (b)     Black Butte Mine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         (c)     Spring Creek Mine  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         (d)     Big Horn Mine  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         (e)     Trust Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         (a)  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         (b)  Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 9.  Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 10. Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 12. Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         (a)     Security Ownership of Certain Beneficial
                  Owners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         (b)  Security Ownership of Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         (c)  Changes in Control  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (a)  Transactions with Management and Others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (b)  Certain Business Relationships  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (c)  Indebtedness of Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (d)  Transactions with Promoters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (a)  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (c)  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         (d)  Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

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

         The Trust was created by Peter Kiewit Sons', Inc., a Delaware corporation (hereinafter referred to as "Kiewit"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests */ in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Kiewit effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Kiewit's Class B and Class C common stock, as of June 10, 1982, who were citizens of the United States.

         The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is





-----------------------------------

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

         (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 1996, the Trust received net royalty income of $5,764,334 for distribution to Unit Holders. See Item 8, below.

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

         The remaining periods of the underlying coal leases as of December 31, 1996, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

         The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                                               -- Tons of Coal Produced --

                                         1996              1995            1994             1993               1992
                                         ----              ----            ----             ----               ----
Decker Mine                             10,990,492      10,277,584      10,514,777       10,804,090        11,944,887
Black Butte                              1,838,293       2,240,962       4,029,771        2,704,770         6,238,556
    Mine
Big Horn Mine                               15,549          38,207          94,037           91,884            71,068
Spring Creek                             9,015,000       8,512,495       9,934,305        7,175,434         6,641,333
    Mine                                ----------      ----------     ----------        ----------        ----------

Total                                   21,859,334      21,069,248      24,572,890       20,776,178        24,895,844
                                        ==========      ==========     ===========       ==========        ==========

         Set forth below is a summary by mine area of pertinent information as of December 31, 1996, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

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

         The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                          Estimated
                                                            Terms of                    Total Recover-
                                                            Overriding                  able Reserves
Lease                          Lessor                       Royalties                     (in tons)
-----                          ------                       ---------                   -------------
M-073093                   United States               5 cents per ton*/                    117,545,000
M-061685                   United States              10 cents per ton*/                     32,589,000
M-057934                   United States              10 cents per ton*/                     31,924,000
C-527-63**/                Montana                    10 cents per ton***/                   15,391,000
C-531-65****/              Montana                     5 cents per ton***/                    9,113,000
C-823-66*****/             Montana                     5 cents per ton***/                      - 0 -
                                                                                            -----------
      Total Estimated Recoverable Reserves                                                  206,562,000
                                                                                            ===========


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





---------------------------------

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

*****/ This Lease was renewed effective June 2, 1996 and was assigned a new lease number of C-1090-96.

                                                                 Estimated
                                           Terms of            Total Recover-
                                           Overriding          able reserves
Lease            Lessor                    Royalties             (in tons)
-----            ------                    ----------          --------------
W-6266           United States             50% of the             5,996,000
                                           royalty
                                           payable to
                                           the lessor

0-27475          Wyoming                   3% of the
                                           gross output           4,251,000
                                                                 ----------
         Total Estimated Recoverable Reserves                    10,247,000

         The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor.*/

         (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly owned subsidiary of Kiewit Coal Properties Inc. The Big Horn Mine in its entirety includes approximately 4,890 acres and has an annual productive capacity of 3,000,000 tons. The Trust owns royalty interests in three (3) productive leases at the Big Horn Mine.

         The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:





----------------------------

*/ Total remaining reserves on lease W-6266 are 25,154,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Estimated Total
                                         Terms of                   Recoverable
Lease            Lessor                 Royalties                   reserves (in tons)
-----            ------           -------------------               -------------------
Hitson           Peter Kiewit        12 1/2% of selling                    413,000
Lease            Sons' Co. */          price

Hitson-          Peter Kiewit        10 cents per ton                      761,000
Schreibeis       Sons' Co.
Lease

Flying V         Peter Kiewit        10% of avg. gross
Lease            Sons' Co.             sales price **/                   1,046,000
                                                                         ---------

                 Total Estimated Recoverable Reserves                    2,220,000

         The Trustee understands that Kiewit anticipates minimal production from the Big Horn Mine in 1997 (and in future years) as a result of the expiration of the primary coal sales contract at the end of 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

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





-------------------------

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

                                                                      Estimated
                                            Terms of                Total Recover-
                                            Overriding              able reserves
Lease            Lessor                     Royalties                 (in tons)
-----            ------                     ----------              --------------
M-069782         United States             10 cents per ton*/       84,647,000
                                                                    ==========

         (v) REVISED PRODUCTION ESTIMATES. The numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 1996, the Trustee understands that the amounts of coal expected to be recovered from the relevant leases were as follows:

                         Lease                         Revised Estimate
                         -----                         ----------------
                        M-073093                          14,769,000

                         W-6266                              -0-

                        0-27475                              -0-

                         Hitson                              -0-

                   Hitson-Schreibeis                         -0-

                        Flying V                            50,000

         (b) NON-PRODUCING LEASES. In addition to its interests in these productive leases, the Trust has overriding royalty interests in three (3) leases, containing 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four (4)





---------------------------

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

         Under the 1933 Act, the Units should be treated as "restricted securities." As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission's Rule 144, a Unit Holder who is not an "affiliate" */ of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least three years have elapsed since such Units were owned by any affiliate of the Trust. In this regard, it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section 4(1-1/2) exemption from the registration requirements of the 1933 Act.





------------------------------------

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

         (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 1996:

                                                            Approximate Number
                                                            ------------------
                 Title of Class                             of Unit Holders
                 --------------                             ---------------
                 Units of Beneficial                                808
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

         The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 1996 and 1995 and shows the date on which such amounts were distributed:

                                      1996

Quarter                       Date Dis-            --Distribution Amounts--
 Ended                        tributed               In Total       Per Unit
-------                       --------               --------       --------
March 31, 1996                04/08/96             $ 2,251,369     $ .178207
June 30, 1996                 07/11/96                 290,885       .023025
Sept. 30, 1996                10/11/96               2,993,804       .236975
Dec. 31, 1996                 01/14/97                 244,268       .019335
                                                   -----------     ---------

Total Distributed                                  $ 5,780,326     $ .457542
                                                   ===========     =========

                                      1995

Quarter                       Date Dis-            --Distribution Amounts--
 Ended                        tributed               In Total      Per Unit
-------                       --------               --------      --------
March 31, 1995                04/10/95             $ 3,479,358    $ .275409
June 30, 1995                 07/07/95                 466,645      .036937
Sept. 30, 1995                10/10/95               3,426,087      .271192
Dec. 31, 1995                 01/11/96                 162,011      .012824
                                                    ----------    ---------
Total Distributed                                  $ 7,534,101    $ .596362
                                                   ===========    =========

Item 6.  SELECTED FINANCIAL DATA.

         The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.

                                                    Years Ended December 31,
                                                    ------------------------

                      1996               1995                1994            1993             1992
                      ----               ----                ----            ----             ----
Royalty and
Interest
Income              $5,829,963        $7,581,124        $7,873,846       $8,428,970       $7,190,691

Received
Escrowed
Funds                  - - - -           - - - -            80,655          - - - -          - - - -

Amounts
Reserved
by Trustee             - - - -           - - - -           - - - -          (80,655)*/       - - - -

Trust
Expenses               (49,637)          (47,023)          (63,691)         (61,204)         (72,392)
                    -----------       ----------        ----------       ----------      -----------
Distributable
Income              $5,780,326        $7,534,101        $7,890,810       $8,287,111       $7,118,299
                    ==========        ==========        ==========       ==========      ===========

Distributable
Income Per Unit
(12,633,432
units)              $  .457542        $  .596362        $  .624597       $  .655967       $  .563449
                    ==========        ==========        ==========       ==========      ===========

Total Assets        $  335,164        $  258,931        $  507,440       $  512,417       $  750,495
                    ==========        ==========        ==========       ==========      ===========

----------------------------

*/ This figure represents $80,538 paid by Black Butte to the Trust during thefourth quarter of 1993 but reserved by the Trustee, plus accrued interest thereon in the amount of $117 as of December 31, 1993.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1996 was $5,780,326 compared to $7,534,101 for 1995.

         The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

           Mine                    1996                1995              1994
         --------                  ----                ----              ----
         Decker                   $4,707,364       $5,783,247       $6,141,866
         Black Butte                 153,352          655,834          772,969
         Spring Creek                879,192          913,096          793,375
         Big Horn                     24,426          130,206          143,156
                                  ----------       ----------       ----------

                                  $5,764,334       $7,482,383       $7,851,366
                                  ==========       ==========       ==========

         (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,707,364 in 1996 from $5,783,247 in 1995. This decrease was due to a change in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which was a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

         (b) BLACK BUTTE MINE. Royalties received by the Trust from the Black Butte Mine decreased to $153,352 in 1996 from $655,834 in 1995. This decrease is the result of decreased sales from the Black Butte Mine as well as the fact that Federal Lease W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996 as explained below.

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

         (c) SPRING CREEK MINE. Royalties received from the Spring Creek Mine decreased to $879,192 during 1996 from $913,096 in 1995. This decrease reflects decreased production under the applicable leases.

         (d) BIG HORN MINE. Royalties received from the Big Horn Mine decreased to $24,426 during 1996 from $130,206 in 1995. The decrease reflects decreased production under the applicable leases.

         (e) TRUST EXPENSES. Trust expenses increased to $49,637 in 1996 from $47,023 in 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 1996 to December 31, 1996:

         (1)     Report of Independent Accountants

         (2)     Statements of Assets, Liabilities and Trust Corpus

         (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

         (4)     Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                                    --------

                              FINANCIAL STATEMENTS
                        as of December 31, 1996 and 1995
                         and for the three years ended
                               December 31, 1996

                            COOPERS & LYBRAND L.L.P.
                          a professional services firm

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1996 and 1995, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1996 and 1995, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996, in conformity with the basis of accounting described in Note 1 to the financial statements.

                          /s/ Coopers & Lybrand L.L.P.

Omaha, Nebraska
March 26, 1997

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 1996 and 1995

                                    --------

                 ASSETS                                                    1996               1995
                                                                           ----               ----
Cash equivalents                                                         $244,268           $162,011

Royalty and overriding royalty
  interests in coal leases                                                167,817            167,817

    Less accumulated amortization                                         (76,921)           (70,897)
                                                                         --------           --------

                 Net royalty and overriding
                   royalty interests in coal leases                        90,896             96,920
                                                                         --------           --------

                                                                         $335,164           $258,931
                                                                         ========           ========

                 LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders                                    $244,268           $162,011

Trust corpus:  12,633,432 units of beneficial
  interest authorized and outstanding                                      90,896             96,920
                                                                         --------           --------

                                                                         $335,164           $258,931
                                                                         ========           ========



                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                  for the three years ended December 31, 1996
                                    -------

                                                                1996                   1995                  1994
                                                                ----                   ----                  ----
Royalty income                                              $5,764,334            $7,482,383            $7,770,711

Settlements from escrow accounts                                 -                     -                    80,655
                                                            -----------           ----------            ----------

                 Net royalty income                          5,764,334             7,482,383             7,851,336

Interest income                                                 65,629                98,741               103,135

Trust expenses                                                 (49,637)              (47,023)              (63,691)
                                                            ----------            ----------            ----------

                 Distributable income                       $5,780,326            $7,534,101            $7,890,810
                                                            ==========            ==========            ==========

Distributable income per unit                               $  .457542            $  .596362            $  .624597
                                                            ==========            ==========            ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                  for the three years ended December 31, 1996
                                     -------

                                                                1996                   1995                  1994
                                                                ----                   ----                  ----
Trust corpus, beginning of year                             $   96,920            $   108,822           $   129,396

Amortization of royalty interests                               (6,024)               (11,902)              (20,574)

Distributable income                                         5,780,326              7,534,101             7,890,810

Distributions to unit holders                               (5,780,326)            (7,534,101)           (7,890,810)
                                                            ----------            -----------           -----------

Trust corpus, end of year                                   $   90,896            $    96,920           $   108,822
                                                            ==========            ===========           ===========

                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                                    --------

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

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                    -------

2.       Trust Organization and Provisions, Continued:

         FirsTier Bank, N.A., Omaha was Trustee for the Trust through February 15, 1996. On February 16, 1996, FirsTier Bank merged with First Bank, National Association, who is now the Trustee for the Trust. The terms of the trust indenture provide, among other things, that:

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

         (d) the Trustee will make cash distributions to the unit holders in January, April, July and October of each year as discussed in
               Note 4; and

         (e) in September 1994, the Trust Indenture was amended to authorize the Trustee to invest funds in government obligations, government-secured obligations and funds registered pursuant to the Investment Company Act of 1940.

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

6.       Summary of Quarterly Financial Data (Unaudited):

         The following is a summary of the unaudited quarterly financial information:

                                                                                                 Distributable
                                                                    Net                           Income and
                                                                  Royalty      Distributable     Distributions
                                                                  Income           Income          Per Unit
                                                                -----------    -------------     -------------
               For the year ended December 31, 1996:
                 March 31, 1996                                 $2,243,681       $2,251,369        $ .178207
                 June 30, 1996                                     296,676          290,885          .023025
                 September 30, 1996                              2,978,007        2,993,804          .236975
                 December 31, 1996                                 245,970          244,268          .019335
                                                                ----------       ----------        ---------

                                                                $5,764,334       $5,780,326        $ .457542
                                                                ==========       ==========        =========

               For the year ended December 31, 1995:
                 March 31, 1995                                 $3,444,823       $3,479,358        $ .275409
                 June 30, 1995                                     463,928          466,645          .036937
                 September 30, 1995                              3,405,050        3,426,087          .271192
                 December 31, 1995                                 168,582          162,011          .012824
                                                                ----------       ----------        ---------

                                                                $7,482,383       $7,534,101        $ .596362
                                                                ==========       ==========        =========

7.        Other Matters:

          Black Butte Coal Company had been involved in a dispute with the Minerals Management Service ("MMS") of the U.S. Department of the Interior concerning the calculation of royalties on a Federal lease. Because of an overall limitation on the overriding royalty payable to the Trust from this lease, any additional amounts owed to MMS would have decreased the overriding royalties to which the Trust was entitled. An escrow account was established pending the resolution of the dispute with MMS and the disputed amounts were deposited into escrow. Upon resolution of the dispute, the escrow agent distributed the funds held in escrow, with interest, during the fourth quarter of 1994 and the escrow account was terminated.

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

Item 11.  EXECUTIVE COMPENSATION.

          As stated in Item 10, above, the Trust has no directors and no officers. During 1996, the Trust incurred $49,637 of administration expenses.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
The following table sets forth the persons who, as of December 31, 1996, were known by the Trust to be beneficial owners of more than five percent of the

Units:

                          Name and                 Amount and
                          Address                  Nature of
Title of                  Beneficial               Beneficial         Percent of
 Class                    Owner                    Ownership            Class
--------                  ----------               ------------      ----------
Units of                  Walter Scott, Jr.        800,000 Units        6.33%
Beneficial                1000 Kiewit Plaza
Interest                  Omaha, NE  68131

         (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 1996, First Bank, National Association, Trustee, did not beneficially own any Units in the Trust.

         (c) CHANGES IN CONTROL. As of December 31, 1996, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, above, the Trust has no directors and no officers. During 1996, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

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

         (d)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

         (a)   (1)  FINANCIAL STATEMENTS.  See Item 8, above.

               (2) FINANCIAL STATEMENT SCHEDULES. See Item 8, above, and Item 14(d), below.

               (3)  EXHIBITS.  See Item 14(c), below.

         (b) REPORTS ON FORM 8-K. The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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

Date:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Capacity        Date
         ----                               --------        ----
First Bank,
  National Association                     Trustee         March 26, 1997



By:  /s/ Susan K. Rosburg
   --------------------------
   Susan K. Rosburg
   Trust Officer

                                 EXHIBIT INDEX

Exhibit                                                                                                                    Page
-------                                                                                                                    ----
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