Form 10-Q
period 1997-03-31
KIEWIT ROYALTY TRUST
filed 1997-05-14
CIK 711477

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                -------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                       Commission file number 0-10810

                            KIEWIT ROYALTY TRUST
   ----------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


            Nebraska                                                            47-6131402
------------------------------------                                ------------------------------------
(State or Other Jurisdiction of                                     (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                       First Bank, National Association
                              1700 Farnam Street
                            Omaha, Nebraska  68102
                   ---------------------------------------
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (402) 348-6000



                 Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                ------    ------

                 As of May 14, 1997, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                   as of March 31, 1997 and December 31, 1996

ASSETS                                           1997                              1996
------                                           ----                              ----
Cash and short-term investments            $     1,851,559                   $       244,268

Royalty and overriding
royalty interests in coal leases           $       167,817                   $       167,817

Less accumulated amortization              $       (77,805)                  $       (76,921)

Net royalty and overriding
royalty interests in coal leases           $        90,012                   $        90,896
                                           ----------------                  ----------------

TOTAL ASSETS                               $     1,941,571                   $       335,164
                                           ================                  ================


LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders      $     1,851,559                   $       244,268

Trust Corpus:  12,633,432
Units of Beneficial Interest
authorized and outstanding                 $        90,012                   $        90,896
                                           ----------------                  ----------------

Total Liabilities and Trust Corpus         $     1,941,571                   $       335,164
                                           ================                  ================




                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST

                       STATEMENT OF DISTRIBUTABLE INCOME
               for the Three Months Ended March 31, 1997 and 1996

                                                                Three Months
                                                                Ended March 31
                                                                --------------

                                                  1997                               1996
                                                  ----                               ----
Royalty Income                             $       1,850,105                 $       2,243,681

Interest Income                            $          16,342                 $          23,206

Trust Expenses                             $         (14,888)                $         (15,518)
                                           ------------------                ------------------

Distributable Income                       $       1,851,559                 $       2,251,369

Distributable Income per Unit
(12,633,432 Units Outstanding)                     0.1465603                         0.1782072



                      STATEMENT OF CHANGES IN TRUST CORPUS
               for the Three Months Ended March 31, 1997 and 1996

                                                                 Three Months
                                                                Ended March 31
                                                                --------------

                                                          1997                       1996
                                                          ----                       ----
Trust Corpus as of January 1                   $         90,896              $        96,920

Amortization of Royalty Interest               $           (884)             $        (3,071)

Distributable Income                           $      1,851,559              $     2,251,369

Distribution to Unit Holders                   $     (1,851,559)             $    (2,251,369)
                                               ----------------              ---------------

Trust Corpus as of March 31                    $         90,012              $        93,849
                                               ================             ================




                See accompanying Notes to Financial Statements.

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                   as of March 31, 1997 and December 31, 1996

Basis of Presentation

                 The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1996.

Summary of Significant Accounting Policies

                 The accompanying unaudited financial statements have been prepared on the following basis:

                 (a) The royalty income recorded for a month is the amount computed and paid by the lease holder to the Trustee for such month.

                 (b) Trust administration expenses are recorded in the month they accrue.

This basis for reporting royalty income is thought to be the most meaningful because distributions to the Unit Holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with generally accepted accounting principles because, under such principles, royalty income for a month would be based on production for such month without regard to when calculated or received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units- of-production basis by lease, is charged directly to trust corpus, since such amount does not affect distributable income.

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

         b.      Material Changes in Results of Operations.

                 During the first quarter of 1997, the Trust received a total $1,850,105 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine for the three months ended March 31, 1997 and 1996.

                 Mine                                First Quarter
                 ----                                -------------
                                           1997                      1996
                                           ----                      ----
                 Decker                $1,837,048                 $2,104,649
                 Big Horn                  13,057                      1,493
                 Black Butte                ---                      137,539
                 Spring Creek               ---                       ---
                                       ----------                 ----------
                                       $1,850,105                 $2,243,681
                                       ==========                 ==========


                 i.       Decker Mine.

                 The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,837,048 in the first quarter of 1997 compared to $2,104,649 during the same period in 1996. The decrease for the first quarter of 1997 was due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates and decreased production from the applicable leases.

                 ii.      Big Horn Mine.

                 Royalties received from the Big Horn Mine increased to $13,057 during the first quarter of 1997 from $1,493 in 1996. This increase reflects increased production from the applicable lease.

                 iii.     Black Butte Mine.

                 The Trust received no royalties from the Black Butte Mine during the first quarter of 1997, as compared to $137,539 during the first quarter of 1996. The decrease in royalties received during the first quarter of 1997 reflects the fact that Federal Lease number W-6266 was renewed effective April 1, 1996, and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996, as explain below.

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

                 iv.      Spring Creek Mine.

                 No royalties were received from the Spring Creek Mine during the first quarters of 1997 or 1996 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

                                    PART II
                               OTHER INFORMATION

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

Date: May 14, 1997             KIEWIT ROYALTY TRUST
                               --------------------
                                        (Registrant)

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