Form 10-Q
period 1997-06-30
KIEWIT ROYALTY TRUST
filed 1997-08-12
CIK 711477

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                        47-6131402
---------------------------------       ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                         U.S. Bank National Assocition
                             d/b/a First Bank, N.A.
                               1700 Farnam Street
                             Omaha, Nebraska 68102
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (402) 348-6000
                -----------------------------------------------
                (Registrant's telephone no. including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of June 30, 1997, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS

                   as of June 30, 1997 and December 31, 1996

ASSETS                                                    1997                          1996
------                                                    ----                          ----
Cash equivalents                                     $     231,194                $     244,268

Royalty and overriding
royalty interests in coal
leases                                               $     167,817                $     167,817

Less accumulated amortization                              (78,160)                     (76,921)

Net royalty and overriding
royalty interests in coal
leases                                               $      89,657                $      90,896
                                                     -------------                -------------

TOTAL ASSETS                                               320,851                $     335,164
                                                     =============                =============

LIABILITY AND TRUST CORPUS
--------------------------

Distribution payable to unit holders                 $     231,194                $     244,268

Trust corpus: 12,633,432 units of beneficial
interest authorized and outstanding                  $      89,657                $      90,896
                                                     -------------                -------------

Total Liabilities and Trust Corpus                   $     320,851                $     335,164
                                                     =============                =============



                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

        For the Three Months and Six Months Ended June 30, 1997 and 1996


                                              Three Months Ended           Six Months Ended
                                                   June 30                    June 30
                                            ----------------------    -----------------------

                                               1997        1996          1997          1996
                                            ---------   ---------     ----------    ---------
Royalty Income                              $238,339     $296,676     $2,088,444   $2,540,357

Interest Income                                5,496        8,163         21,838       31,369

Trust Expenses                               (12,641)     (13,954)       (27,529)     (29,472)
                                            --------     --------      ---------      -------

Distributable
 Income                                     $231,194     $290,885     $2,082,753   $2,542,254

Distributable
 income per unit
 (12,633,432 units)                         $.0183002    $.0230250    $ .1648604   $ .2012323



                      STATEMENT OF CHANGES IN TRUST CORPUS

                For the Six Months Ended June 30, 1997 and 1996

                                              1997                1996
                                         -----------          ------------
Trust Corpus as of January 1             $    90,896          $     96,920

Amortization of royalty interests             (1,239)               (3,829)

Distributable Income                       2,082,753             2,542,254

Distribution to Unit Holders              (2,082,753)           (2,542,254)
                                         ------------         -------------

Trust Corpus as of June 30               $    89,657          $     93,091
                                         ============         =============


                 See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                   as of June 30, 1997 and December 31, 1996

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

      b. MATERIAL CHANGES IN RESULTS OF OPERATIONS.

         During the six months ended June 30, 1997, the Trust received a total of $2,088,444 of royalty and overriding royalty payments; during the three months ended June 30, it received a total of $238,339 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.


                         Three Months Ended          Six Months Ended
   Mine                       June 30                   June 30
   ----
                       ------------------------   -------------------------
                          1997           1996           1997          1996
                          ----           ----           ----          ----
Black Butte             $   (274)      $ 14,487    $     (274)   $  152,026

Decker                   237,064        230,673     2,074,112     2,335,322
Big Horn                   1,549          1,516        14,606         3,009
Spring Creek                   -         50,000             -        50,000
                        --------       --------    ----------    ----------

                        $238,339       $296,676    $2,088,444    $2,540,357
                        ========       ========    ==========    ==========


         I. BLACK BUTTE MINE.

         The Trust paid Black Butte Mine $274 during the first six months of 1997, as compared to receiving a royalty of $152,026 during the first six months of 1996, and paid Black Butte Mine $274 during the three months ended June 30, 1997, as compared to receiving a royalty of $14,487 during the three months ended June 30, 1996. The $274 payment relates to a revision in the royalties for the first quarter of 1996. The decrease in royalties received during the first six months and second quarter of 1997 as compared to the corresponding periods of 1996 reflects the fact that federal lease number W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996, as explained below.

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

           ii. DECKER MINE.

         The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,074,112 in the first six months of 1997 compared to $2,335,322 during the same period in 1996. For the second quarter, the amounts received increased to $237,064 compared to the $230,673 received during the second quarter of 1996. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

           iii. BIG HORN MINE.

         Royalties received from the Big Horn Mine increased to $1,549 during the second quarter of 1997 from $1,516 in 1996, and overall receipts for the first six months of 1997 increased to $14,606 compared to $3,009 during the corresponding period in 1996. These increases for 1997 reflect increased production in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton. The relatively small amount of receipts generally reflects minimal current production at the mine.

           iv. SPRING CREEK MINE.

         The Trust received no royalties from the Spring Creek Mine during the first six months of 1997 as compared to $50,000 in royalties in the first half of 1996. The amount for 1996 represents the minimum annual royalty, which was received during the second quarter; in 1997, the minimum annual royalty was received during the third quarter. In general, royalties due from the Spring Creek Mine are typically paid by the mine operator on an annual basis during the third quarter of a calendar year.

                         PART II - OTHER INFORMATION.

ITEM 1.    LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Trust is a party of which any of its property is the subject.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

     4.1 Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 1 to the Trust's Form 10 filed with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

     4.2 Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 2 to the Trust's Form 10-Q filed with the Securities and Exchange Commision on November 14, 1994, and incorporated herein by reference).

    27.1   Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KIEWIT ROYALTY TRUST
                                   (Registrant)

                             By:  U.S. Bank National Association
                                  d/b/a First Bank, N.A., in its capacity as
                                  Trustee and not in its individual capacity or otherwise


                             By:  /s/ Susan K. Rosburg
                                  --------------------
                                   Susan K. Rosburg
                                   Trust Officer



Dated:  August 12, 1997