Form 10-Q
period 1997-09-30
KIEWIT ROYALTY TRUST
filed 1997-11-07
CIK 711477

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                          Commission File No. 0-10810

                            KIEWIT ROYALTY TRUST
           (Exact name of Registrant as specified in its charter)


           Nebraska                                                      47-6131402
----------------------------------------                    -----------------------------------
(State or other jurisdiction of                             (I.R.S. Employer Identification No.)
 incorporation or organization)


                               Trust Division
                       U.S. Bank National Association
                           d/b/a First Bank, N.A.
                             1700 Farnam Street
                           Omaha, Nebraska  68102
                   --------------------------------------
                  (Address of Principal Executive Offices)

                               (402) 348-6000
           ------------------------------------------------------
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

                 As of September 30, 1997, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
              STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

               as of September 30, 1997 and December 31, 1996

ASSETS                                                     1997                       1996
------                                                     ----                       ----
Cash equivalents                                      $   3,247,172             $   244,268

Royalty and overriding
royalty interests in coal
leases                                                      167,817                 167,817

Less accumulated amortization                               (81,788)                (76,921)
                                                      -------------             -----------

Net royalty and overriding
royalty interests in coal leases                             86,029                  90,896
                                                      -------------             -----------

Total Assets                                          $   3,333,201             $   335,164
                                                      =============             ===========

LIABILITIES AND TRUST CORPUS
----------------------------

Distribution payable to unit holders                  $   3,247,172             $   244,268

Trust corpus: 12,633,432 units of beneficial
interest authorized and outstanding                          86,029                  90,896
                                                      -------------             -----------

Total Liabilities and Trust Corpus                    $   3,333,201             $   335,164
                                                      =============             ===========


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

          For the Three Months and Nine Months Ended September 30, 1997 and 1996


                                Three Months Ended              Nine Months Ended
                                   September 30                   September 30
                          ---------------------------      ----------------------------
                              1997             1996            1997             1996
                          ----------       ----------       ---------        ----------
Royalty income             $3,229,866      $2,978,007       $5,318,310       $5,518,364

Interest income                27,739          25,436           49,577           56,805

Trust expenses                (10,433)         (9,641)         (37,962)         (39,113)
                          -----------      ----------       ----------       ----------

Distributable income       $3,247,172      $2,993,802       $5,329,925       $5,536,056

Distributable
  income per unit
  (12,633,432 Units
  Outstanding)             $ .2570301      $ .2369746       $ .4218905       $ .4382068



                      STATEMENT OF CHANGES IN TRUST CORPUS

            For the Nine Months Ended September 30, 1997 and 1996

                                                 1997                             1996
                                             -----------                      -------------
Trust corpus as of January 1               $    90,896                       $     96,920

Amortization of royalty interests               (4,867)                            (4,542)

Distributable income                         5,329,925                          5,536,056

Distribution to unit holders                (5,329,925)                        (5,536,056)
                                           -----------                       ------------

Trust corpus as of September 30            $    86,029                       $     92,378
                                           ===========                       ============



                See Accompanying Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                as of September 30, 1997 and December 31, 1996

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

        b.       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                 During the nine months ended September 30, 1997, the Trust received a total of $5,318,310 of royalty and overriding royalty payments; during the three months ended September 30, it received a total of $3,229,866 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                                     Three Months Ended                 Nine Months Ended
                 Mine                   September 30                       September 30
                 ----              -----------------------           -------------------------
                                     1997           1996               1997            1996
                                     ----           ----               ----            ----
        Decker                    $2,346,807      $2,139,744         $4,420,919     $4,475,066

        Spring Creek                 872,941         829,191            872,941        879,191

        Black Butte                       -               69               (274)       152,095

        Big Horn                      10,118           9,003             24,724         12,012
                                  -----------    -----------        -----------     ----------

                                  $3,229,866      $2,978,007         $5,318,310     $5,518,364
                                  ===========    ===========        ===========     ==========

             i.     DECKER MINE.

        The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,420,919 in the nine months ended September 30, 1997 compared to $4,475,066 during the same period in 1996. For the third quarter of 1997, the amounts received increased to $2,346,807 compared to $2,139,744 during the third quarter of 1996. These variations in receipts during the nine months and three months ended September 30, 1997 were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

             ii.     SPRING CREEK MINE.

                 Royalties received from the Spring Creek Mine decreased from $879,191 during the nine months ended September 30, 1996 to $872,941 during the corresponding period in 1997. The Trust received $872,941 in the third quarter of 1997 compared to $829,191 during the same period in 1996 from the applicable lease. Royalties from the Spring Creek Mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

             iii.     BLACK BUTTE MINE.

        The Trust paid Black Butte Mine $274 during the first nine months of 1997, as compared to receiving a royalty of $152,095 during the first nine months of 1996, and received no royalty during the three months ended September 30, 1997, as compared to receiving a royalty of $69 during the three months ended September 30, 1996. The $274 payment relates to a revision in the royalties for the first quarter of 1996. The decrease in royalties received during the first nine months and third quarter of 1997 as compared to the corresponding periods of 1996 reflects the fact that federal lease number W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996, as explained below.

        Lease number W-6266 provides that the terms and conditions of the lease are subject to "reasonable readjustment" effective on April 1, 1996. At that time, the royalty rate payable to the United States was increased to 12 1/2%, which is the currently prevailing federal royalty rate. Because of the cap on the amount of the overriding royalty payable to the Trust with respect to this lease, the increased royalty rate has effectively eliminated further payments to the Trust with respect to this lease.

             iv.     BIG HORN MINE.

        Overall royalties received from the Big Horn Mine increased to $24,724 during the nine months ended September 30, 1997 from $12,012 in 1996, and increased to $10,118 in the third quarter of 1997 from 9,003 in the third quarter of 1996. The increase in the first nine months of 1997 reflects increased production from the applicable leases. The Trustee anticipates that there will be minimal production at the Big Horn Mine in the future.

                          PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Trust is a party or which any of its property is the subject.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                         KIEWIT ROYALTY TRUST
                         (Registrant)

                         By:  U. S. Bank National Association
                         d/b/a First Bank, N.A. in its capacity as
                         Trustee and not in its individual capacity or otherwise


                                                By:   /s/ Susan K. Rosburg
                                                      --------------------
                                                           Susan K. Rosburg
                                                           Trust Officer

Dated:  November 7, 1997