Form 10-K405
period 1997-12-31
KIEWIT ROYALTY TRUST
filed 1998-03-20
CIK 711477

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

              Nebraska                                 47-6131402
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                 Trust Division
                         U. S. Bank National Association
                             d/b/a First Bank, N.A.
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (402) 348-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to
Section 12(b) of the Act:                    None
                                   -----------------------
Securities registered pursuant to
Section 12(g) of the Act:         Units of Beneficial Interest
                                  ----------------------------
                                       (Title of class)

               Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K. Yes X . No   .
                                    ---    ---

               There currently is no market for the Units of Beneficial Interest of the registrant held by nonaffiliates of the registrant. Therefore, the aggregate market value of the Units is not available.

               As of March 15, 1998, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
Item 1.  Business ........................................................1

         (a)  General Development of Business ............................1

         (b)  Financial Information about Industry Segments ..............2

         (c)  Narrative Description of Business ..........................2

         (d)  Financial Information about Operations .....................3

Item 2.  Properties ......................................................3

         (a)  Producing Leases ...........................................5

         (b)  Non-Producing Leases .......................................9

Item 3.  Legal Proceedings ...............................................9

Item 4.  Submission of Matters to a Vote of Security

               Holders ...................................................9

Item 5.  Market for Registrant's Common Equity and

               Related Stockholder Matters ...............................9

         (a)  Market Information .........................................9

         (b)  Holders ...................................................10

         (c)  Dividends .................................................10

Item 6.  Selected Financial Data ........................................11

Item 7.  Management's Discussion and Analysis of

               Financial Condition and Results of Operations ............12

         (a)    Decker Mine .............................................13

         (b)    Black Butte Mine ........................................13

         (c)    Spring Creek Mine .......................................14

         (d)    Big Horn Mine ...........................................14

         (e)    Trust Expenses ..........................................14



Item 7A. Quantitative and Qualitative Disclosures about Material Risks ..14

Item 8.  Financial Statements and Supplementary Data ....................14

         (a)  Financial Statements ......................................14

         (b)  Supplementary Data ........................................22

Item 9.  Changes in and Disagreements With Accountants

             on Accounting and Financial Disclosure .....................22

Item 10. Directors and Executive Officers of the

               Registrant ...............................................22

Item 11. Executive Compensation .........................................22

Item 12. Security Ownership of Certain Beneficial

               Owners and Management ....................................22

         (a)    Security Ownership of Certain Beneficial
                Owners ..................................................22

         (b)  Security Ownership of Management ..........................22

         (c)  Changes in Control ........................................22

Item 13. Certain Relationships and Related Transactions .................23

         (a)  Transactions with Management and Others ...................23

         (b)  Certain Business Relationships ............................23

         (c)  Indebtedness of Management ................................23

         (d)  Transactions with Promoters ...............................23

Item 14. Exhibits, Financial Statement Schedules, and

               Reports on Form 8-K ......................................23

         (a)  Financial Statements ......................................23

         (b)  Reports on Form 8-K .......................................23

         (c)  Exhibits ..................................................23

         (d)  Financial Statement Schedules .............................24

Signatures ..............................................................25

Exhibit Index ...........................................................26


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

               The Trust was created by Peter Kiewit Sons', Inc., a Delaware corporation (hereinafter referred to as "Kiewit"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests*/ in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Kiewit effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Kiewit's Class B and Class C common stock, as of June 10, 1982, who were citizens of the United States.

               The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is to be distributed to holders of Units (hereinafter referred to as "Unit Holders") during the months of January, April, July, and October of each year. The trustee of the Trust is U.S. Bank National Association, d/b/a/ First Bank, N.A. ("Trustee"), Omaha, Nebraska, which is a wholly owned subsidiary of U.S. Bancorp, a registered bank holding company.

----------------------
*/When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an "operating interest" and the owner may retain a "royalty interest." A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An "overriding royalty interest," which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee's assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

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

               (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 1997, the Trust received gross royalty income of $5,500,183 for distribution to Unit Holders. See Item 8, below.

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

               The remaining periods of the underlying coal leases as of December 31, 1997, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

               The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                           -- Tons of Coal Produced --

                                1997           1996           1995         1994           1993
                                ----           ----           ----         ----           ----
Decker Mine                   11,873,448     10,990,492    10,277,584    10,514,777     10,804,090
Black Butte  Mine              1,928,894      1,838,293     2,240,962     4,029,771      2,704,770
Big Horn Mine                     44,202         15,549        38,207        94,037         91,884
Spring Creek Mine              8,306,306      9,015,000     8,512,495     9,934,305      7,175,434
                             -----------    -----------   -----------   -----------     ----------

Total                         22,152,850     21,859,334    21,069,248    24,572,890     20,776,178
                              ==========     ==========    ==========    ==========     ==========


               Set forth below is a summary by mine area of pertinent information as of December 31, 1997, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

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

               The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                     Estimated
                                             Terms of                Total Recover-
                                             Overriding              able Reserves
Lease                     Lessor             Royalties                 (in tons)
-----                     ------             ---------                 ---------
M-073093                  United States       5 cents per ton*/       115,633,000
M-061685                  United States      10 cents per ton*/        29,700,000
M-057934                  United States      10 cents per ton*/        29,964,000
C-527-63**/               Montana            10 cents per ton***/      12,858,000
C-531-65****/             Montana             5 cents per ton***/       9,113,000
C-823-66*****/            Montana             5 cents per ton***/         - 0 -
                                                                      -----------

                 Total Estimated Recoverable Reserves                 197,268,000
                                                                      ===========

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

               The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:

                                                                       Estimated
                                             Terms of                Total Recover-
                                             Overriding              able reserves
Lease               Lessor                   Royalties                  (in tons)
-----               ------                   ---------               ---------------
W-6266              United States            50% of the                4,982,000
                                             royalty
                                             payable to
                                             the lessor

0-27475             Wyoming                  3% of the
                                             gross output              4,251,000
                                                                       ---------

                    Total Estimated Recoverable Reserves               9,233,000

               The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor.*/

               (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly owned subsidiary of Kiewit Coal Properties Inc. The Big Horn Mine in its entirety includes approximately 4,890 acres and has


--------------------
*/ Total remaining reserves on lease W-6266 are 24,140,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

an annual productive capacity of 3,000,000 tons. The Trust owns royalty interests in three (3) productive leases at the Big Horn Mine.


               The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                         Estimated
                                                                           Total
                                                                         Recoverable
                                                 Terms of                 reserves
Lease                     Lessor                 Royalties               (in tons)
-----                     ------                 ---------               ---------
Hitson                    Peter Kiewit           12 1/2% of selling         413,000
Lease                     Sons'*/

Hitson-Schreibeis         Peter Kiewit
Lease                     Sons' Co.              10 cents per ton           761,000

Flying V                  Peter Kiewit           10% of avg. gross
Lease                     Sons' Co.              sales price**/           1,002,000
                                                                          ---------

                              Total Estimated Recoverable Reserves        2,176,000



               The Trustee understands that Kiewit anticipates minimal production from the Big Horn Mine in 1998 (and in future years) as a result of the expiration of the primary coal sales contract at the end of 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

               (iv) SPRING CREEK MINE. Spring Creek Coal Company ("Spring Creek") operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres and has an annual productive capacity of 10,000,000 tons.

---------------------

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

               The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:

                                                                  Estimated
                                         Terms of                Total Recover-
                                        Overriding               able reserves
Lease              Lessor                Royalties                 (in tons)
-----              ------                ---------               --------------
M-069782           United States        10 cents per ton*/         76,341,000
                                                                   ==========

               (v) REVISED PRODUCTION ESTIMATES. The numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 1997, the Trustee understands that the amounts of coal expected to be recovered from the relevant leases were as follows:

                     Lease                             Revised Estimate
                     -----                             ----------------
                   M-073093                                12,857,000

                    W-6266                                   - 0 -

                    0-27475                                  - 0 -

                    Hitson                                   - 0 -

               Hitson-Schreibeis                             - 0 -

                   Flying V                                 50,000

---------------------

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

               Under the 1933 Act, the Units should be treated as "restricted securities." As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission's Rule 144, a Unit Holder who is not an "affiliate"*/ of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least two years have elapsed since such Units were owned by any affiliate of the Trust. In this regard, it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section 4(1-1/2) exemption from the registration requirements of the 1933 Act.


------------------

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

               (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 1997:


                                                   Approximate Number
                                                   ------------------
                   Title of Class                  of Unit Holders
                   --------------                  ---------------
                   Units of Beneficial                  803
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

               The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 1997 and 1996 and shows the date on which such amounts were distributed:

                                         1997
                                         ----

Quarter                   Date Dis-                  --Distribution Amounts--
 Ended                    tributed                 In Total            Per Unit
 -----                    --------                 --------            --------
March 31, 1997            04/11/97                 $1,851,559            $.146560
June 30, 1997             07/10/97                    231,194             .018300
Sept. 30, 1997            10/10/97                  3,247,172             .257030
Dec. 31, 1997             01/14/98                    180,832             .014314
                                                   ----------            --------

                                                   $5,510,757            $.436204
                                                   ==========            ========
                                         1996
                                         ----

Quarter                   Date Dis-                   --Distribution Amounts--
 Ended                    tributed                 In Total            Per Unit
 -----                    --------                 --------            --------
March 31, 1996            04/08/96                 $2,251,369            $.178207
June 30, 1996             07/11/96                    290,885             .023025
Sept. 30, 1996            10/11/96                  2,993,804             .236975
Dec. 31, 1996             01/14/97                    244,268             .019335
                                                   ----------            --------

Total Distributed                                  $5,780,326            $.457542
                                                   ==========            ========


 Item 6.       SELECTED FINANCIAL DATA.

               The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.

                                           Years Ended December 31,
                                           ------------------------


                     1997            1996            1995           1994             1993
                     ----            ----            ----           ----             ----
Royalty and
Interest
Income            $5,558,238       $5,829,963    $7,581,124       $7,873,846     $8,428,970

Received
Escrowed
Funds                - - - -          - - - -       - - - -           80,655        - - - -

Amounts
Reserved
by Trustee           - - - -          - - - -       - - - -          - - - -        (80,655)*/

Trust
Expenses             (47,481)         (49,637)      (47,023)         (63,691)       (61,204)
                  ----------       ----------    ----------       ----------     ----------

Distributable
Income            $5,510,757       $5,780,326    $7,534,101       $7,890,810     $8,287,111
                  ==========       ==========    ==========       ==========     ==========


Distributable
Income Per Unit
(12,633,432
units)             $ .436204       $  .457542    $  .596362         $.624597     $  .655967
                  ==========       ==========    ==========       ==========     ==========

Total Assets       $ 263,038       $  335,164    $  258,931         $507,440     $  512,417
                  ==========       ==========    ==========       ==========     ==========



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1997 was $5,510,757 compared to $5,780,326 for 1996.

        Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1996 was $5,780,326 compared to $7,534,101 for 1995.

----------------

*/ This figure represents $80,538 paid by Black Butte to the Trust during the fourth quarter of 1993 but reserved by the Trustee, plus accrued interest thereon in the amount of $117 as of December 31, 1993.

        The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

  Mine                 1997               1996              1995
  ----                 ----               ----              ----
Decker             $ 4,587,359        $ 4,707,364       $ 5,783,247

Black Butte               (274)           153,352           655,834

Spring Creek           872,942            879,192           913,096

Big Horn                40,156             24,426           130,206
                   -----------        -----------       -----------

                   $ 5,500,183        $ 5,764,334       $ 7,482,383
                   ===========        ===========       ===========


               (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,587,359 in 1997 from $4,707,364 in 1996. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,707,364 in 1996 from $5,783,247 in 1995. These decreases were due to a change in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which was a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

               (b) BLACK BUTTE MINE. Royalties received by the Trust from the Black Butte Mine decreased to ($274) in 1997 from $153,352 in 1996. The $274 payment relates to a revision in the Royalties from the first quarter of 1996.

               Royalties received by the Trust from the Black Butte Mine decreased to $153,352 in 1996 from $655,834 in 1995. This decrease is the result of decreased sales of Black Butte Mine as well as the fact that Federal Lease W-6266 was renewed effective April 1, 1996 and the Trust no longer receives an overriding royalty on coal produced after March 31, 1996 as explained below.

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

               (c) SPRING CREEK MINE. Royalties received by the Trust with respect to the Spring Creek Mine decreased to $872,942 in 1997 from $879,192 in 1996. Royalties received from the Spring Creek Mine decreased to $879,192 during 1996 from $913,096 in 1995. These decreases reflect decreased production under the applicable leases.

               (d) BIG HORN MINE. Royalties received by the Trust with respect to the Big Horn Mine increased to $40,156 in 1997 from $24,426 in 1996. The increase reflects increased production under the applicable leases.

               Royalties received from the Big Horn Mine decreased to $24,426 during 1996 from $130,206 in 1995. The decrease reflects decreased production under the applicable leases.

               (e) TRUST EXPENSES . Trust expenses decreased to $47,481 in 1997 from $49,637 in 1996.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISKS.

               Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 1997 to December 31, 1997:

               (1)    Report of Independent Accountants

               (2)    Statements of Assets, Liabilities and Trust Corpus

               (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

               (4)    Notes to Financial Statements

                             KIEWIT ROYALTY TRUST

                                  ---------

                             FINANCIAL STATEMENTS
                       as of December 31, 1997 and 1996
                        and for the three years ended
                              December 31, 1997

                            COOPERS & LYBRAND L.L.P.
                          a professional services firm

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1997 and 1996, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, in conformity with the basis of accounting described in Note 1 to the financial statements.

                      /s/ Coopers & Lybrand L.L.P.

Omaha, Nebraska
March 5, 1998

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 1997 and 1996

                                     -----

               ASSETS                                      1997            1996
                                                           ----            ----

Cash equivalents                                        $ 180,832        $ 244,268

Royalty and overriding royalty
  interests in coal leases                                167,817          167,817

    Less accumulated amortization                         (85,611)         (76,921)
                                                        ---------        ---------

               Net royalty and overriding
                 royalty interests in coal leases          82,206           90,896
                                                        ---------        ---------

                                                        $ 263,038        $ 335,164
                                                        =========        =========

               LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders                   $ 180,832        $ 244,268

Trust corpus:  12,633,432 units of beneficial
  interest authorized and outstanding                      82,206           90,896
                                                        ---------        ---------

                                                        $ 263,038        $ 335,164
                                                        =========        =========


                   The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                   for the three years ended December 31, 1997

                                      ----

                                             1997                1996              1995
                                             ----                ----              ----

Royalty income                            $ 5,500,183        $ 5,764,334        $ 7,482,383

Interest income                                58,055             65,629
                                                                                     98,741

Trust expenses                                (47,481)           (49,637)           (47,023)
                                          -----------        -----------        -----------

               Distributable income       $ 5,510,757        $ 5,780,326        $ 7,534,101
                                          ===========        ===========        ===========

Distributable income per unit             $   .436204        $   .457542        $   .596362
                                          ===========        ===========        ===========


                      STATEMENTS OF CHANGES IN TRUST CORPUS
                   for the three years ended December 31, 1997

                                      ----

                                             1997                1996              1995
                                             ----                ----              ----
Trust corpus, beginning of year           $    90,896        $    96,920        $   108,822

Amortization of royalty interests              (8,690)            (6,024)           (11,902)

Distributable income                        5,510,757          5,780,326          7,534,101

Distributions to unit holders              (5,510,757)        (5,780,326)        (7,534,101)
                                          -----------        -----------        -----------

Trust corpus, end of year                 $    82,206        $    90,896        $    96,920
                                          ===========        ===========        ===========



                   The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                    -----


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

                                    ------

2.      Trust Organization and Provisions, Continued:

        FirsTier Bank, N.A., Omaha was Trustee for the Trust through February 15, 1996. On February 16, 1996, FirsTier Bank merged with First Bank, National Association. On August 1, 1997 First Bank merged with U.S. Bank, a regional bank in the Pacific Northwest and changed its name to U.S. Bank National Association d/b/a First Bank N.A., who is now the Trustee for the Trust. The terms of the trust indenture provide, among other things, that:

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

                                     -----

5.      Income Taxes:

        Provision for federal and state income taxes has not been made in the financial statements since, in the opinion of legal counsel, the Trust should be treated as a "grantor trust" which is not a taxable entity.

6.      Summary of Quarterly Financial Data (Unaudited):

        The following is a summary of the unaudited quarterly financial information:

                                                                                     Distributable
                                                        Net                           Income and
                                                      Royalty       Distributable    Distributions
                                                       Income           Income         Per Unit

 For the year ended December 31, 1997:
         March 31, 1997                            $1,850,105       $1,851,559         $.146560
         June 30, 1997                                238,339          231,194          .018300
         September 30, 1997                         3,229,866        3,247,172          .257030
         December 31, 1997                            181,873          180,832          .014314
                                                   ----------       ----------         --------

                                                   $5,500,183       $5,510,757         $.436204
                                                   ==========       ==========         ========



 For the year ended December 31, 1996:
         March 31, 1996                            $2,243,681       $2,251,369         $.178207
         June 30, 1996                                296,676          290,885          .023025
         September 30, 1996                         2,978,007        2,993,804          .236975
         December 31, 1996                            245,970          244,268          .019335
                                                   ----------       ----------         --------

                                                   $5,764,334       $5,780,326         $.457542
                                                   ==========       ==========         ========

               (b) SUPPLEMENTARY DATA. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not Applicable.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The Trust was created as a trust under the laws of the State of Nebraska and its Indenture does not provide for the election of directors or officers. U.S. Bank National Association d/b/a First Bank N.A. serves as Trustee. See Item 1, above.

Item 11.       EXECUTIVE COMPENSATION.

               As stated in Item 10, above, the Trust has no directors and no officers. During 1997, the Trust incurred $47,481 of administration expenses.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the persons who, as of December 31, 1997, were known by the Trust to be beneficial owners of more than five percent of the Units:

                      Name and                       Amount and
                      Address of                     Nature of
Title of              Beneficial                     Beneficial              Percent of
 Class                Owner                          Ownership                 Class
 -----                -----                          ---------               ----------
Units of              Walter Scott, Jr.              800,000 Units            6.33%
Beneficial            1000 Kiewit Plaza
Interest              Omaha, NE  68131

              (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 1997, U.S. Bank National Association d/b/a First Bank N.A., Trustee, did not beneficially own any Units in the Trust.

              (c) CHANGES IN CONTROL. As of December 31, 1997, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.  As stated in
Item 10, above, the Trust has no directors and no officers. During 1997, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

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

              (d)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

              (a)   (1)  FINANCIAL STATEMENTS.  See Item 8, above.

                    (2)  FINANCIAL STATEMENT SCHEDULES.  See Item 8, above, and
                         Item 14(d), below.

                    (3)  EXHIBITS.  See Item 14(c), below.

              (b) REPORTS ON FORM 8-K. The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1997.

              (c) EXHIBITS. The following exhibits are attached hereto and incorporated by reference unless noted otherwise.

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

                                         KIEWIT ROYALTY TRUST (Registrant)

                                         By:   U.S. Bank National Association
                                               d/b/a First Bank, N.A. in its
                                               capacity as Trustee and not in
                                               its individual capacity or
                                               otherwise

                                                By: /s/ Susan K. Rosburg
                                                    -------------------------
                                                    Susan K. Rosburg
                                                    Trust Officer

Date:  March 16, 1998

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                                   Capacity             Date
        ----                                   --------             ----
U.S. Bank National Association
d/b/a First Bank, N.A.                         Trustee        March 16, 1998




By: /s/ Susan K. Rosburg
   -----------------------
   Susan K. Rosburg
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



------------------
*/ Appears at sequentially numbered page 35 in the Trust's Form 10, as amended.

**/ Appears at sequentially numbered page 37 in the Trust's Form 10-Q filed on November 14, 1994.

***/ Appears at sequentially numbered page 36 in the Trust's Form 10-K filed on March 31, 1985.