Form 10-Q
period 1998-03-31
KIEWIT ROYALTY TRUST
filed 1998-05-11
CIK 711477

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Nebraska                                                       47-6131402
----------------------------                               ------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                                 Trust Division
                         U.S. Bank National Association
                               1700 Farnam Street
                               Omaha, Nebraska  68102
                      ------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (402) 348-6000



                 Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                -----     -----

                 As of May 8, 1998, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                   as of March 31, 1998 and December 31, 1997

ASSETS                                                1998                         1997
------                                                ----                         ----
Cash and short-term investments            $     2,535,543              $       180,832

Royalty and overriding
royalty interests in coal leases           $       167,817              $       167,817

Less accumulated amortization              $       (89,838)             $       (85,611)

Net royalty and overriding
royalty interests in coal leases           $        77,979              $        82,206
                                           ---------------              ---------------

Total Assets                               $     2,613,522              $       263,038
                                           ===============              ===============


LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders      $     2,535,543              $       180,832

Trust Corpus:  12,633,432
Units of Beneficial Interest
authorized and outstanding                 $        77,979              $        82,206
                                           ---------------              ---------------

Total Liabilities and Trust Corpus         $     2,613,522              $       263,038
                                           ===============              ===============




                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST

                       STATEMENT OF DISTRIBUTABLE INCOME
               for the Three Months Ended March 31, 1998 and 1997


                                                                Three Months Ended March 31
                                                                ---------------------------

                                                       1998                                           1997
                                                       ----                                           ----
Royalty Income                             $      2,534,970                                 $     1,850,105

Interest Income                            $         18,955                                 $        16,342

Trust Expenses                             $        (18,382)                                $       (14,888)
                                           -----------------                                 ---------------

Distributable Income                       $      2,535,543                                 $     1,851,559

Distributable Income per Unit
(12,633,432 Units Outstanding)                    0.2007010                                       0.1465603



                      STATEMENT OF CHANGES IN TRUST CORPUS
               for the Three Months Ended March 31, 1998 and 1997


                                                                Three Months Ended March 31
                                                                ---------------------------

                                                      1998                                             1997
                                                      ----                                             ----
Trust Corpus as of January 1               $        82,206                                  $        90,896

Amortization of Royalty Interest           $        (4,227)                                 $          (884)

Distributable Income                       $     2,535,543                                  $     1,851,559

Distribution to Unit Holders               $    (2,535,543)                                 $    (1,851,559)
                                           ----------------                                 ----------------

Trust Corpus as of March 31                $        77,979                                  $        90,012
                                           ===============                                  ===============




                See accompanying Notes to Financial Statements.

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                   as of March 31, 1998 and December 31, 1997

Basis of Presentation

                 The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1997.

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

         b.      Material Changes in Results of Operations.

                 During the first quarter of 1998, the Trust received a total $2,534,970 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine for the three months ended March 31, 1998 and 1997.

                 Mine                                First Quarter
                 ----                                -------------
                                               1998                                  1997
                                               ----                                  ----
                 Decker                    $ 2,470,670                            $1,837,048
                 Big Horn                       64,300                                13,057
                 Black Butte                     ---                                   ---
                 Spring Creek                    ---                                   ---


                                           ------------                           ------------
                                           $2,534,970                             $1,850,105
                                           ==========                             ==========


                 i.       Decker Mine.

                 The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $2,470,670 in the first quarter of 1998 compared to $1,837,048 during the same period in 1997. The increase for the first quarter of 1998 was due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates and increased production from the applicable leases.

                 ii.      Big Horn Mine.

                 Royalties received from the Big Horn Mine increased to $64,300 during the first quarter of 1998 from $13,057 in 1997. This increase reflects increased production from the applicable lease.

                 iii.     Black Butte Mine.

                 The Trust received no royalties from the Black Butte Mine during the first quarter of 1998 and 1997. This reflects the fact that Federal Lease Number W-6266 was renewed effective April 1, 1996, and the Trust no longer receives any overriding royalty on coal produced after March 31, 1996 as explained below.

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

                 iv.      Spring Creek Mine.

                 No royalties were received from the Spring Creek Mine during the first quarters of 1998 or 1997 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 4.1 Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as
                          Exhibit 1 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

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


Date: May 8, 1998                       KIEWIT ROYALTY TRUST
                                        --------------------
                                             (Registrant)

                                        By:  U.S. Bank National Association
                                             in its capacity as Trustee and
                                             not in its individual capacity or
                                             otherwise



                                             By: /s/  Susan K. Rosburg
                                                 ------------------------------
                                                      Susan K. Rosburg
                                                      Trust Officer