Form 10-Q
period 1998-06-30
KIEWIT ROYALTY TRUST
filed 1998-08-04
CIK 711477

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                           Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                     47-6131402
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                                 Trust Division
                         U.S. Bank National Association
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (402) 348-6000
                   ------------------------------------------
                (Registrant's telephone no. including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             ---------   --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of June 30, 1998, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                 STATEMENT OF ASSETS, LIABILITY AND TRUST CORPUS

                    as of June 30, 1998 and December 31, 1997

ASSETS                                              1998                  1997
------                                              ----                  ----

Cash and short-term investments                  $  197,923            $  180,832

Royalty and overriding
royalty interests in coal leases                 $  167,817            $  167,817

Less accumulated amortization                    $  (92,583)           $  (85,611)
                                                 ----------            ----------

Net royalty and overriding
royalty interests in coal leases                 $   75,234            $   82,206
                                                 ----------            ----------

Total Assets                                     $  273,157            $  263,038
                                                 ==========            ==========


LIABILITIES AND TRUST CORPUS

Distributions payable to Unit Holders            $  197,923            $  180,832

Trust Corpus:  12,633,432
Units of Beneficial Interest
authorized and outstanding                       $   75,234            $   82,206
                                                 ----------            ----------

Total Liabilities and Trust Corpus               $  273,157            $  263,038
                                                 ==========            ==========



                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST


                        STATEMENT OF DISTRIBUTABLE INCOME

        For the Three Months and Six Months Ended June 30, 1998 and 1997


                                     Three Months Ended                 Six Months Ended
                                          June 30                           June 30
                                 --------------------------        ---------------------------

                                   1998             1997              1998             1997
                                 ---------        ---------        ----------       ----------

Royalty Income                   $ 203,430        $ 238,339        $2,738,400       $2,088,444

Interest Income                      6,867            5,496            25,822           21,838

Trust Expenses                     (12,374)         (12,641)         ( 30,756)         (27,529)
                                 ---------        ---------        ----------       ----------

Distributable
  Income                         $ 197,923        $ 231,194        $2,733,466       $2,082,753

Distributable
  income per unit
  (12,633,432 units)             $.0156666        $.0183002        $ .2163677       $ .1648604



                      STATEMENT OF CHANGES IN TRUST CORPUS

                 For the Six Months Ended June 30, 1998 and 1997

                                                1998              1997
                                             ---------        -----------

Trust Corpus as of January 1                 $  82,206        $    90,896

Amortization of royalty interests               (6,972)            (1,239)

Distributable Income                         2,733,466          2,082,753

Distribution to Unit Holders                (2,733,466)        (2,082,753)
                                             ---------        -----------

Trust Corpus as of June 30                   $  75,234        $    89,657
                                             =========        ===========




    The accompanying notes are an integral part of the financial statements

                              KIEWIT ROYALTY TRUST

                          Notes to Financial Statements
                    as of June 30, 1998 and December 31, 1997

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

         b.       MATERIAL CHANGES IN RESULTS OF OPERATIONS.


                  During   the six months ended June 30, 1998, the Trust
received a total of $2,738,400 of royalty and overriding royalty payments; during the three months ended June 30, it received a total of $203,430 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                            Three Months Ended             Six Months Ended
  Mine                         June 30                          June 30
 ------                  ------------------------      --------------------------
                           1998          1997             1998            1997
                         --------     -----------      ----------     -----------
Black Butte              $    ---     $      (274)     $      ---     $      (274)
Decker                    158,230         237,064       2,628,900       2,074,112
Big Horn                   45,200           1,549         109,500          14,606
Spring Creek                  ---             ---             ---            - --
                         --------     -----------      ----------     -----------
                         $203,430     $   238,339      $2,738,400     $ 2,088,444
                         ========     ===========      ==========     ===========


           i.     BLACK BUTTE MINE.

         The Trust received no royalties during the first six months of 1998, as compared to the payment of $274 made by the Trust to Black Butte Mine during the first six months of 1997. The Trust received no royalties during the three months ended June 30, 1998, as compared to the payment of $274 made by the Trust to the Black Butte Mine during the same period in 1997. The reason no royalties are being received is that the trust no longer receives any overriding royalties on coal produced after March 31, 1996 (as explained below) as a result of the renewal of Federal Lease Number W-6266 effective April 1, 1996.

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

           ii.     DECKER MINE.

         The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $2,628,900 in the first six months of 1998 compared to $2,074,112 during the same period in 1997. For the second quarter, the amounts received decreased to $158,230 compared to the $237,064 received during the second quarter of 1997. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

           iii.     BIG HORN MINE.

         Royalties received from the Big Horn Mine increased to $45,200 during the second quarter of 1998 from $1,549 in 1997, and overall receipts for the first six months of 1998 increased to $109,500 compared to $14,606 during the corresponding period in 1997. These increases for 1998 reflect increased production in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton.

           iv.      SPRING CREEK MINE.

         No royalties were received from the Spring Creek Mine during the first six months of 1998 or 1997 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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

                              KIEWIT ROYALTY TRUST
                                  (Registrant)

                              By:  U.S. Bank National Association in its
                                   capacity as Trustee and not in its individual capacity or otherwise


                              By:  /s/ Susan K. Rosburg
                                   -----------------------------------
                                        Susan K. Rosburg
                                        Trust Officer



Dated:  August 3, 1998