Form 10-Q
period 1998-09-30
KIEWIT ROYALTY TRUST
filed 1998-11-12
CIK 711477

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                          Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                          47-6131402
-------------------------------                       --------------------------------------------
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

                                  (402) 348-6000
                  --------------------------------------------
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

                 As of September 30, 1998, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

                 as of September 30, 1998 and December 31, 1997

ASSETS                                                   1998                1997
------                                                   ----                ----

Cash equivalents                                      $2,897,099          $ 180,832

Royalty and overriding
royalty interests in coal
leases                                                $  167,817          $ 167,817

Less accumulated amortization                            (96,048)           (85,611)
                                                      -----------         ----------

Net royalty and overriding
royalty interests in coal leases                      $   71,769          $  82,206
                                                      -----------         ----------

Total Assets                                          $2,968,868          $ 263,038
                                                      ===========         ==========

LIABILITIES AND TRUST CORPUS
----------------------------

Distribution payable to unit holders                  $2,897,099          $ 180,832

Trust corpus: 12,633,432 units of beneficial
interest authorized and outstanding                   $   71,769          $  82,206
                                                      -----------         ----------

Total Liabilities and Trust Corpus                    $2,968,868          $ 263,038
                                                      ===========         ==========


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

     For the Three Months and Nine Months Ended September 30, 1998 and 1997


                                     Three Months Ended                      Nine Months Ended
                                        September 30                            September 30
                                ----------------------------           ------------------------------

                                 1998                   1997            1998                1997
                                 ----                   ----            ----                ----

Royalty income               $2,884,143            $3,229,866          $5,622,543         $5,318,310

Interest income                  23,975                27,739              49,798             49,577

Trust expenses                  (11,021)              (10,433)            (41,776)           (37,962)
                                --------              --------            --------           --------

Distributable income         $2,897,099            $3,247,172          $5,630,565         $5,329,925

Distributable income
per unit (12,633,432          $.2293201             $.2570301           $.4456877          $.4218905
Units Outstanding)



                      STATEMENT OF CHANGES IN TRUST CORPUS

             For the Nine Months Ended September 30, 1998 and 1997




                                                         1998                  1997
                                                        -------              --------


             Trust corpus as of January 1            $     82,206          $     90,896


             Amortization of royalty interests            (10,437)               (4,867)


             Distributable income                       2,733,466             5,329,925


             Distribution to unit holders              (2,733,466)           (5,329,925)
                                                       -----------          ------------

             Trust corpus as of September 30         $     71,769          $     86,029
                                                      ===========           ===========


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST

                         Notes to Financial Statements
                 as of September 30, 1998 and December 31, 1997

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

                 b.         MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                            During the nine months ended September 30, 1998,
the Trust received a total of $5,622,543 of royalty and overriding royalty payments; during the three months ended September 30, it received a total of $2,884,143 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                                        Three Months Ended                 Nine Months Ended
           Mine                            September 30                      September 30
           ----                    ------------------------------     ------------------------------

                                        1998           1997               1998           1997
                                        ----           ----               ----           ----
           Decker                     $1,902,589     $2,346,807         $4,531,489     $4,420,919

           Spring Creek                  974,358        872,941            974,358        872,941


           Black Butte                         -             -                  -            (274)

           Big Horn                        7,196         10,118            116,696         24,724
                                        --------      ---------            -------      ---------

                                      $2,884,143     $3,229,866         $5,622,543     $5,318,310
                                      ==========     ==========         ==========     ==========

                 i.     DECKER MINE.

                 The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $4,531,489 in the nine months ended September 30, 1998 compared to $4,420,919 during the same period in 1997. For the third quarter of 1998, the amounts received decreased to $1,902,589 compared to $2,346,807 during the third quarter of 1997. These variations in receipts during the nine months and three months ended September 30, 1998 were the net result due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates and (ii) a lower average selling price of coal mined resulting from the expiration of a long-term coal contract which was replaced by several other contracts.

             ii.     SPRING CREEK MINE.

                 Royalties received from the Spring Creek Mine increased to $974,358 in the nine months ended September 30, 1998 compared to $872,941 during the same period in 1997. The Trust received $974,358 in the third quarter of 1998 compared to $872,941 during the same period in 1997 from the applicable lease. Royalties from the Spring Creek Mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.


              iii.     BLACK BUTTE MINE.

                 The Trust received no royalties during the first nine months of 1998, as compared to the payment of $274 made by the Trust to Black Butte Mine during the first nine months of 1997. The Trust received no royalties during the three months ended September 30, 1998, as compared to the payment of $274 made by the Trust to the Black Butte Mine during the same period in 1997. The reason no royalties are being received is that the trust no longer receives any overriding royalties on coal produced after March 31, 1996 (as explained below) as a result of the renewal of Federal Lease Number W-6266 effective April 1, 1996.

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

             iv.     BIG HORN MINE.

                 Overall royalties received from the Big Horn Mine increased to $116,696 during the nine months ended September 30, 1998 from $24,724 in 1997, and decreased to $7,196 in the third quarter of 1998 from $10,118 in the third quarter of 1997. The increase in the first nine months of 1998 reflects increased production from the applicable leases.

                 c.                 YEAR 2000 ISSUE.

                  The "Year 2000" computer problem has arisen because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems.

                 Since the Trust does not have any computer system of its own, initiatives to address the Year 2000 issue has been undertaken by the Trustee, U.S. Bank National Association, to evaluate the Year 2000 impact on its critical computer hardware and software. The Trust does not incur any cost in the Trustee's addressing of its Year 2000 problem. The Trustee has indicated to the Trust that it has developed a strategic plan focusing on achieving Year 2000 compliance. Certain systems are being replaced, modified or reprogrammed to be Year 2000 compliant. If necessary, new hardware and software is being purchased to be Year 2000 compliant. Systems are being tested in an isolated environment dedicated to Year 2000 testing. The Year 2000 project includes contingency plans to mitigate potential delays or other problems, such as back-up solutions for all mission-critical applications and business continuation plans for significant vendors and other business partners. The Year 2000 efforts of the Trustee and any related third parties are not within the Trust's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Trust. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Trust's future results of operations and financial condition.

                 Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures undertaken by the Trustee, but also on the way in which the Year 2000 issue is addressed by vendors, service providers, counterparties, utilities, governmental agencies and other entities with which the Trustee and the Trust do business. These parties are receiving communication from the Trustee to heighten their awareness of the Year 2000 issue, to learn how the Trustee is addressing it and to evaluate any likely impact on the Trustee and the Trust.

                 The foregoing discussion regarding Year 2000 contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

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

                       KIEWIT ROYALTY TRUST
                       (Registrant)

                       By:  U. S. Bank National Association
                       in its capacity as
                       Trustee and not in its individual capacity or otherwise



                       By:  /s/ Susan K. Rosburg
                            ----------------------
                            Susan K. Rosburg
                            Trust Officer


Dated:  November 11, 1998