Form 10-Q/A
period 1998-09-30
KIEWIT ROYALTY TRUST
filed 1998-11-13
CIK 711477

                                  FORM 10-Q/A


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
                                                      ===========         ==========


                  The accompanying notes are an integral part
                          of the financial statements

                              KIEWIT ROYALTY TRUST


                       STATEMENT OF DISTRIBUTABLE INCOME

     For the Three Months and Nine Months Ended September 30, 1998 and 1997


                                     Three Months Ended                      Nine Months Ended
                                        September 30                            September 30
                                ----------------------------           ------------------------------

                                 1998                   1997            1998                1997
                                 ----                   ----            ----                ----

Royalty income               $2,884,143            $3,229,866          $5,622,543         $5,318,310

Interest income                  23,975                27,739              49,798             49,577

Trust expenses                  (11,021)              (10,433)            (41,776)           (37,962)
                                --------              --------            --------           --------

Distributable income         $2,897,099            $3,247,172          $5,630,565         $5,329,925

Distributable income
per unit (12,633,432          $.2293201             $.2570301           $.4456877          $.4218905
Units Outstanding)



                      STATEMENT OF CHANGES IN TRUST CORPUS

             For the Nine Months Ended September 30, 1998 and 1997




                                                         1998                  1997
                                                        -------              --------


             Trust corpus as of January 1            $     82,206          $     90,896


             Amortization of royalty interests            (10,437)               (4,867)


             Distributable income                       5,630,565             5,329,925


             Distribution to unit holders              (5,630,565)           (5,329,925)
                                                       -----------          ------------

             Trust corpus as of September 30         $     71,769          $     86,029
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


Dated:  November 13, 1998