Form 10-K405
period 1998-12-31
KIEWIT ROYALTY TRUST
filed 1999-03-19
CIK 711477

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                 Trust Division
                         U. S. Bank National Association
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (402) 348-6000
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:          None
                                                            ---------------------
Securities registered pursuant to Section 12(g) of the Act:     Units of Beneficial Interest
                                                            -------------------------------------
                                                                      (Title of class)

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

              As of March 15, 1999, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1.  Business............................................................. 1

         (a)  General Development of Business................................. 1

         (b)  Financial Information about Industry Segments................... 1

         (c)  Narrative Description of Business............................... 2

         (d)  Financial Information about Operations.......................... 3

Item 2.  Properties........................................................... 3

         (a)  Producing Leases................................................ 5

         (b)  Non-Producing Leases............................................ 9

Item 3.  Legal Proceedings.................................................... 9

Item 4.  Submission of Matters to a Vote of Security
                     Holders.................................................. 9

Item 5.  Market for Registrant's Common Equity and
                     Related Stockholder Matters.............................. 9

         (a)  Market Information.............................................. 9

         (b)  Holders.........................................................10

         (c)  Dividends.......................................................10

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............12

         (a)         Decker Mine .............................................13

         (b)         Black Butte Mine.........................................13

         (c)         Spring Creek Mine........................................14

         (d)         Big Horn Mine............................................14

         (e)         Trust Expenses...........................................14

         (f)         Year 2000 Issue .........................................13

Item 7A. Quantitative and Qualitative Disclosures about Material Risks........15

Item 8.  Financial Statements and Supplementary Data..........................15

         (a)  Financial Statements............................................15

         (b)  Supplementary Data..............................................23

Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.............................23

Item 10. Directors and Executive Officers of the
                     Registrant...............................................23

Item 11. Executive Compensation...............................................23

Item 12. Security Ownership of Certain Beneficial
                     Owners and Management....................................23

         (a)         Security Ownership of Certain Beneficial
                     Owners...................................................23

         (b)  Security Ownership of Management................................23

         (c)  Changes in Control..............................................23

Item 13. Certain Relationships and Related Transactions.......................24

         (a)  Transactions with Management and Others.........................24

         (b)  Certain Business Relationships..................................24

         (c)  Indebtedness of Management......................................24

         (d)  Transactions with Promoters.....................................24

Item 14. Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K......................................24

         (a)  Financial Statements............................................24

         (b)  Reports on Form 8-K.............................................24

         (c)  Exhibits........................................................24

         (d) Separate Financial Statement Schedules...........................25

Signatures....................................................................26

Exhibit Index.................................................................27

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

              The Trust was created by Level 3 Communications, Inc., a Delaware corporation, formerly Peter Kiewit Sons', Inc. (hereinafter referred to as "Level 3"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests*/ in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Level 3 effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Level 3's Class B and Class C common stock, as of June 10, 1982, who were citizens of the United States.

              The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is to be distributed to holders of Units (hereinafter referred to as "Unit Holders") during the months of January, April, July, and October of each year. The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska, which is a wholly owned subsidiary of U.S. Bancorp, a registered bank holding company.

              (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Trust receives its income from only one industry segment. Financial information for that industry segment appears in Item 8, below.

--------

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

              (c) NARRATIVE DESCRIPTION OF BUSINESS. The Trust owns three (3) royalty interests and sixteen (16) overriding royalty interests relating to leases in four coal mining areas in Montana and Wyoming. The royalty and overriding royalty interests transferred to the Trust previously had been owned by various wholly owned Level 3 subsidiaries, and by Montana Royalty Company, Ltd., a partnership among three wholly owned Level 3 subsidiaries and Resource Development Co., Inc., a Washington state corporation.

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

              (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 1998, the Trust received gross royalty income of $5,790,542 for distribution to Unit Holders. See Item 8, below.

Item 2. PROPERTIES.

              The Trust's properties consist of royalty and overriding royalty interests in nineteen (19) coal leases in four mining areas located in the States of Wyoming and Montana. All of these royalty and overriding royalty interests were transferred to the Trust, as described in Item 1, above, by Level 3 and are subject to the provisions of the coal lease agreements under which they were created.

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

              The remaining periods of the underlying coal leases as of December 31, 1998, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

              The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                                                 -- Tons of Coal Produced --

                           1998             1997             1996             1995             1994
                           ----             ----             ----             ----             ----
Decker Mine             10,475,407       11,873,448       10,990,492       10,277,584       10,514,777

Black Butte  Mine        2,667,718        1,928,894        1,838,293        2,240,962        4,029,771

Big Horn Mine               65,911           44,202           15,549           38,207           94,037

Spring Creek Mine       11,312,935        8,306,306        9,015,000        8,512,495        9,934,305
                        ----------       ----------       ----------       ----------       ----------


Total                   24,521,971       22,152,850       21,859,334       21,069,248       24,572,890
                        ==========       ==========       ==========       ==========       ==========

              Set forth below is a summary by mine area of pertinent information as of December 31, 1998, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

        (a) PRODUCING LEASES.

          (i) DECKER MINE. Decker Coal Company ("Decker") operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.*/ (a wholly owned subsidiary of Level 3 Communications Inc. ) and Western Minerals, Inc. (a wholly owned subsidiary of NERCO, Inc.). Each joint venturer owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 17,838 acres and has an annual productive capacity of 16,000,000 tons.

              The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                                       Estimated
                                                                Terms of                               Total Recover-
                                                                Overriding                             able Reserves
Lease                          Lessor                           Royalties                                (in tons)
-----                          ------                           ---------                               -----------
M-073093                       United States                     5 cents per ton**/                     114,050,000

M-061685                       United States                    10 cents per ton**/                      26,519,000

M-057934                       United States                    10 cents per ton**/                      28,971,000

C-527-63***/                   Montana                          10 cents per ton****/                    10,717,000

C-531-65*****/                 Montana                           5 cents per ton****/                     9,113,000

C-823-66******/                Montana                           5 cents per ton****/                       - 0 -
                                                                                                        -----------

              Total Estimated Recoverable Reserves                                                      189,370,000
                                                                                                        ===========

--------

*/   Kiewit Coal Properties Inc.'s name was changed to KCP Inc. on March 25,
1998.

**/   The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

***/   This Lease was renewed effective November 13, 1993 and was assigned a new lease number of C-1085-93.

****/   The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to the underlying royalty pertaining to the lease, will be equal to the highest cumulative royalties being paid in the States of Montana or Wyoming.

*****/   This Lease was renewed effective April 14, 1995 and was assigned a new lease number of C-1087-95.

******/   This Lease was renewed effective June 2, 1996 and was assigned a new lease number of C-1090-96.

              (ii) BLACK BUTTE MINE. Black Butte Coal Company ("Black Butte") operates this mine in Sweetwater County, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly owned subsidiary of Union Pacific Resources Group Inc.*/). The Black Butte Mine in its entirety includes approximately 50,220 acres and has an annual productive capacity of 6,000,000 tons.

              The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:

                                                                                                  Estimated
                                                                   Terms of                     Total Recover-
                                                                   Overriding                   able reserves
Lease                    Lessor                                    Royalties                       (in tons)
-----                    ------                                    ---------                       ---------
W-6266                   United States                             50% of the                    3,853,000
                                                                   royalty
                                                                   payable to
                                                                   the lessor

0-27475                  Wyoming                                   3% of the
                                                                   gross output                  4,251,000
                                                                                                 ---------

                         Total Estimated Recoverable Reserves                                    8,104,000
                                                                                                 =========

              The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor.**/


--------

*/   Union Pacific Resources Group Inc. was spun off with an I.P.O. on October
15, 1995 from Union Pacific Corporation.

**/   Total remaining reserves on lease W-6266 are 23,011,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly owned subsidiary of KCP Inc. The Big Horn Mine in its entirety includes approximately 4,890 acres and has an annual productive capacity of 3,000,000 tons. The Trust owns royalty interests in three (3) productive leases at the Big Horn Mine.

              The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                          Estimated
                                                                                            Total
                                                                                         Recoverable
                                                           Terms of                       reserves
Lease                        Lessor                        Royalties                      (in tons)
-----                        ------                        ---------                     -----------

Hitson                       Whitney Holdings              12 1/2% of selling                413,000
Lease                        Corp. */

Hitson-Schreibeis            Whitney Holdings              10 cents per ton                  761,000
Lease                        Corp.

Flying V                     Whitney Holdings              10% of avg. gross
Lease                        Corp.                         sales price **/                   936,000
                                                                                             -------
                                       Total Estimated Recoverable Reserves                2,110,000
                                                                                           =========

              The Trustee understands that Level 3 anticipates minimal production from the Big Horn Mine in 1999 (and in future years) as a result of the expiration of the primary coal sales contract at the end of 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

--------

*/   Peter Kiewit Sons' Co.'s name was changed to Whitney Holdings Corp.
effective March 19, 1998. Whitney Holdings Corp. is a wholly-owned subsidiary of PKS Information Services, Inc., which in turn is a wholly-owned subsidiary of Level 3 Communications Inc.

**/   By the terms of the assignment by which it was created, the royalty payable for this lease is 10% of the average gross sales price per ton or, if greater, the highest royalty payable to the U.S. government for similar quality coal mined in the State of Wyoming.

              (iv) SPRING CREEK MINE. Spring Creek Coal Company ("Spring Creek") operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres and has an annual productive capacity of 12,000,000 tons.

              The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:

                                                                                  Estimated
                                                    Terms of                    Total Recover-
                                                   Overriding                   able reserves
Lease                    Lessor                     Royalties                     (in tons)
-----                    ------                     ---------                   -----------
M-069782                 United States             10 cents per ton*/           65,028,000
                                                                                ==========

              (v) REVISED PRODUCTION ESTIMATES. The numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 1998, the Trustee understands that the amounts of coal expected to be recovered from the relevant leases were as follows:

                        Lease                      Revised Estimate
                        -----                      ----------------
                      M-073093                       11,274,000
                                                     ----------

                       W-6266                          - 0 -

                       0-27475                         - 0 -

                       Hitson                          - 0 -

                  Hitson-Schreibeis                    - 0 -

                      Flying V                         50,000
                                                       ------

--------

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

--------

*/   Under Rule 144(a)(i), an "affiliate" of the Trust would be any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Trust.

              (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 1998:

                                                    Approximate Number
                                                    ------------------
                  Title of Class                    of Unit Holders
                  --------------                    ---------------
                  Units of Beneficial                     805
                                                          ===
                  Interest

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

              The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 1998 and 1997 and shows the date on which such amounts were distributed:

                                       1998
                                       ----

Quarter                     Date Dis-                --Distribution Amounts--
 Ended                      tributed              In Total               Per Unit
-------                     --------              --------               --------

March 31, 1998              04/13/98              $2,535,543             $.200701

June 30, 1998               07/10/98                 197,923              .015667

Sept. 30, 1998              10/09/98               2,897,099              .229320

Dec. 31, 1998               01/13/99                 163,236              .012921
                                                  ----------             --------
Total Distributed                                 $5,793,801             $.458609
                                                  ==========             ========


                                       1997
                                       ----

Quarter                     Date Dis-                --Distribution Amounts--
 Ended                      tributed              In Total               Per Unit
-------                     --------              --------               --------

March 31, 1997              04/11/97              $1,851,559             $.146560

June 30, 1997               07/10/97                 231,194              .018300

Sept. 30, 1997              10/10/97               3,247,172              .257030

Dec. 31, 1997               01/14/98                 180,832              .014314
                                                  ----------             --------
Total Distributed                                 $5,510,757             $.436204
                                                  ==========             ========

Item 6. SELECTED FINANCIAL DATA.

        The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.


                                          Years Ended December 31,
                                          ------------------------

                            1998            1997           1996              1995             1994
                            ----            ----           ----              ----             ----

Royalty and             $5,846,421      $5,558,238      $5,829,963        $7,581,124       $7,873,846
Interest
Income

Received                  --------        --------        --------          --------           80,655*/
Escrowed
Funds

Amounts                   --------        --------        --------          --------         --------
Reserved
by Trustee

Trust                      (52,620)        (47,481)        (49,637)          (47,023)         (63,691)
Expenses                ----------      ----------      ----------        ----------       ----------

Distributable           $5,793,801      $5,510,757      $5,780,326        $7,534,101       $7,890,810
Income                  ==========      ==========      ==========        ==========       ==========

Distributable           $  .458609      $  .436204      $  .457542        $  .596362       $  .624597
Income Per Unit         ==========      ==========      ==========        ==========       ==========
(12,633,432
units)

Total Assets            $  232,351      $  263,038      $  335,164        $  258,931       $  507,440
                        ==========      ==========      ==========        ==========       ==========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1998 was $5,793,801 compared to $5,510,757 for 1997.

--------

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

        The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

         Mine                       1998                    1997                     1996
       --------                     ----                    ----                     ----

       Decker                   $4,689,836               $4,587,359               $4,707,364

       Black Butte                - 0 -                        (274)                 153,352

       Spring Creek                974,359                  872,942                  879,192

       Big Horn                    126,347                   40,156                   24,426
                                   -------               ----------               ----------

                                $5,790,542               $5,500,183               $5,764,334
                                ==========               ==========               ==========

              (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $4,689,836 in 1998 from $4,587,359 in 1997. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $4,587,359 in 1997 from $4,707,364 in 1996. These changes were the net result due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates, and (ii) a lower average selling price for coal mined in 1998 resulting from the expiration of a long-term coal contract which was replaced by several other contracts.

              (b) BLACK BUTTE MINE. Royalties received by the Trust from the Black Butte Mine was $0 in 1998 compared to ($274) in 1997. The $274 payment relates to a revision in the royalties from the first quarter of 1996.

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

              (c) SPRING CREEK MINE. Royalties received by the Trust with respect to the Spring Creek Mine increased to $974,359 in 1998 from $872,942 in 1997. This increase reflects increased production under the applicable lease. Royalties received from the Spring Creek Mine decreased to $872,942 during 1997 from $879,142 in 1996. The decrease reflects decreased production under the applicable lease.

              (d) BIG HORN MINE. Royalties received by the Trust with respect to the Big Horn Mine increased to $126,347 in 1998 from $40,156 in 1997. The increase reflects increased production under the applicable lease. Royalties received from the Big Horn Mine increased to $40,156 during 1997 from $24,426 in 1996. The increase reflects increased production under the applicable lease.

              (e) TRUST EXPENSES. Trust expenses increased to $52,620 in 1998 from $47,481 in 1997. The increase was primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

              (f) YEAR 2000 ISSUE.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISKS.

              Not applicable

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 1998 to December 31, 1998:

              (1)    Report of Independent Accountants

              (2)    Statements of Assets, Liabilities and Trust Corpus

              (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

              (4)    Notes to Financial Statements

                              KIEWIT ROYALTY TRUST
                                     -------

                              FINANCIAL STATEMENTS
                        as of December 31, 1998 and 1997
                          and for the three years ended
                                December 31, 1998

                           PRICEWATERHOUSECOOPERS LLP
                          a professional services firm



                        REPORT OF INDEPENDENT ACCOUNTANTS


The Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1998 and 1997, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, in conformity with the basis of accounting described in Note 1 to the financial statements.

                        /s/  PricewaterhouseCoopers LLP

Omaha, Nebraska
March 15, 1999

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 1998 and 1997
                                   ----------

                ASSETS                                         1998             1997
                                                               ----             ----

Cash equivalents                                              $163,236         $180,832


Royalty and overriding royalty                                 167,817          167,817
interests in coal lease

  Less accumulated amortization                                (98,702)         (85,611)
                                                              --------         --------


                Net royalty and overriding                      69,115           82,206
                royalty interests in coal leases              --------         --------



Total Assets                                                  $232,351         $263,038
                                                              ========         ========



                LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders                         $163,236         $180,832



Trust corpus:  12,633,432 units of beneficial                   69,115           82,206
  interest authorized and outstanding                         --------         --------

Total Liabilities and Trust Corpus                            $232,351         $263,038
                                                              ========         ========


                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                   for the three years ended December 31, 1998
                                   ----------

                                            1998                      1997                  1996
                                            ----                      ----                  ----

Royalty income                           $5,790,542               $5,500,183            $5,764,334



Interest income                              55,879                   58,055                65,629



Trust expenses                              (52,620)                 (47,481)              (49,637)
                                         ----------               ----------            ----------


Distributable income                     $5,793,801               $5,510,757            $5,780,326
                                         ==========               ==========            ==========


Distributable income per unit             $ .458609                $ .436204             $ .457542
                                          =========                =========             =========


                     STATEMENTS OF CHANGES IN TRUST CORPUS
                  for the three years ended December 31, 1998
                                   ----------

                                              1998                    1997                  1996
                                              ----                    ----                  ----

Trust corpus, beginning of year            $ 82,206               $   90,896            $   96,920



Amortization of royalty interests           (13,091)                  (8,690)               (6,024)



Distributable income                      5,793,801                5,510,757             5,780,326



Distributions to unit holders            (5,793,801)              (5,510,757)           (5,780,326)
                                         ----------               ----------            ----------


Trust corpus, end of year                $   69,115               $   82,206            $   90,896
                                         ==========               ==========            ==========



                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

2.      Trust Organization and Provisions:

        The Kiewit Royalty Trust was established on May 17, 1982. On June 28, 1982, Level 3 Communications, Inc., formerly Peter Kiewit Sons', Inc. ("Level 3") conveyed to the Trust royalty and overriding royalty interests owned by Level 3's subsidiaries in certain coal properties in Montana and Wyoming.

        Units of beneficial interest (Units) in the Trust were distributed on June 23, 1982 to Level 3's Class B and Class C shareholders of record as of June 10, 1982 who were citizens of the United States. These shareholders received one Unit in the Trust for each share of Level 3 stock held.

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   ----------


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

        The initial carrying value of the royalty interests of $167,817 represents Level 3's historical net book value at the date of the transfer to the Trust.

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

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   ----------


5.      Income Taxes:

        Provision for federal and state income taxes has not been made in the financial statements since, in the opinion of legal counsel, the Trust should be treated as a "grantor trust" which is not a taxable entity.

6.      Summary of Quarterly Financial Data (Unaudited):

        The following is a summary of the unaudited quarterly financial information:

                                                                                            Distributable
                                                      Net                                      Income and
                                                    Royalty           Distributable         Distributions
For the year ended December 31, 1998:               Income               Income                Per Unit
                                                   --------           -------------         -------------

            March 31, 1998                       $2,534,970              $2,535,543              $.200701
            June 30, 1998                           203,430                 197,923               .015667
            September 30, 1998                    2,884,143               2,897,099               .229320
            December 31, 1998                       167,999                 163,236               .012921
                                                 ----------              ----------              --------

                                                 $5,790.542              $5,793,801              $.458609
                                                 ==========              ==========              ========

For the year ended December 31, 1997:
            March 31, 1997                       $1,850,105              $1,851,559             $ .146560
            June 30, 1997                           238,339                 231,194               .018300
            September 30, 1997                    3,229,866               3,247,172               .257030
            December 31, 1997                       181,873                 180,832               .014314
                                                  ---------              ----------               -------

                                                 $5,500,183              $5,510,757             $ .436204
                                                 ==========              ==========             =========

              (b) SUPPLEMENTARY DATA. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

              Not Applicable.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The Trust was created as a trust under the laws of the State of Nebraska and its Indenture does not provide for the election of directors or officers. U.S. Bank National Association serves as Trustee. See Item 1, above.

Item 11.      EXECUTIVE COMPENSATION.

              As stated in Item 10, above, the Trust has no directors and no officers. During 1998, the Trust incurred $52,620 of administration expenses.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the persons who, as of December 31, 1998, were known by the Trust to be beneficial owners of more than five percent of the Units:

                    Name and                 Amount and
                    Address of               Nature of
Title of            Beneficial               Beneficial             Percent of
 Class              Owner                    Ownership                Class
--------            ----------               ----------             ----------

Units of            Walter Scott, Jr.        800,000 Units            6.33%
Beneficial          1000 Kiewit Plaza
Interest            Omaha, NE  68131

              (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 1998, U.S. Bank National Association, Trustee, did not beneficially own any Units in the Trust.

              (c) CHANGES IN CONTROL. As of December 31, 1998, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, above, the Trust has no directors and no officers. During 1998, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

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

                            KIEWIT ROYALTY TRUST (Registrant)
                            By:  U.S. Bank National Association
                                 in its capacity as Trustee and not in its
                                 individual capacity or otherwise


                                 By: /s/ Susan K. Rosburg
                                    -------------------------------------------
                                     Susan K. Rosburg
                                     Trust Officer

Date:  March 19, 1999

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                       Capacity            Date
            ----                       --------            ----

U.S. Bank National Association         Trustee             March 19, 1999



By: /s/ Susan K. Rosburg
   ----------------------
   Susan K. Rosburg
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

--------

*/   Appears at sequentially numbered page 35 in the Trust's Form 10, as amended.

**/   Appears at sequentially numbered page 37 in the Trust's Form 10-Q filed on
November 14, 1994.

***/   Appears at sequentially numbered page 36 in the Trust's Form 10-K filed on March 31, 1985.