Form 10-Q
period 1999-03-31
KIEWIT ROYALTY TRUST
filed 1999-05-10
CIK 711477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
      -------------------------------------------------------------------
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

              As of May 10, 1999, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                   as of March 31, 1999 and December 31, 1998

ASSETS                                                   1999                            1998
------                                                   ----                            ----
Cash equivalents                                $     1,768,656                 $       163,236

Royalty and overriding
royalty interests in coal leases                $       167,817                 $       167,817

Less accumulated amortization                   $      (100,470)                $       (98,702)

Net royalty and overriding
royalty interests in coal leases                $        67,347                 $        69,115
                                                ---------------                 ---------------

Total Assets                                    $     1,836,003                 $       232,351
                                                ===============                 ===============


LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders           $     1,768,656                 $       163,236

Trust Corpus:  12,633,432
Units of Beneficial Interest
authorized and outstanding                      $        67,347                 $        69,115
                                                ---------------                 ---------------

Total Liabilities and Trust Corpus              $     1,836,003                 $       232,351
                                                ===============                 ===============



                   The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME
               for the Three Months Ended March 31, 1999 and 1998

                                                          Three Months Ended March 31
                                                          ---------------------------

                                                         1999                           1998
                                                         ----                           ----
Royalty Income                                  $     1,774,480                 $     2,534,970

Interest Income                                 $        12,637                 $        18,955

Trust Expenses                                  $       (18,461)                $       (18,382)
                                                ---------------                 ---------------

Distributable Income                            $     1,768,656                 $     2,535,543

Distributable Income per Unit
(12,633,432 Units Outstanding)                         0.139998                        0.200701


                      STATEMENT OF CHANGES IN TRUST CORPUS
               for the Three Months Ended March 31, 1999 and 1998

                                                          Three Months Ended March 31
                                                          ---------------------------

                                                         1999                            1998
                                                         ----                            ----
Trust Corpus as of January 1                    $        69,115                 $        82,206

Amortization of Royalty Interest                $        (1,768)                $        (4,227)

Distributable Income                            $     1,768,656                 $     2,535,543

Distribution to Unit Holders                    $    (1,768,656)                $    (2,535,543)
                                                ---------------                 ---------------

Trust Corpus as of March 31                     $        67,347                 $        77,979
                                                ===============                 ===============



   The accompanying notes are an integral part of the financial statements.

                              KIEWIT ROYALTY TRUST

                          Notes to Financial Statements
                   as of March 31, 1999 and December 31, 1998

Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1998.

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

       b.     Material Changes in Results of Operations.

              During the first quarter of 1999, the Trust received a total $1,774,480 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine for the three months ended March 31, 1999 and 1998.

          Mine                              First Quarter
          ----                              -------------
                                   1999                           1998
                                   ----                           ----
       Decker                   $1,712,181                     $2,470,670

       Big Horn                     62,299                         64,300

       Spring Creek                  ----                           ----
                                ----------                     ----------

                                $1,774,480                     $2,534,970
                                ==========                     ==========

              i.     Decker Mine.

              The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,712,181 in the first quarter of 1999 compared to $2,470,670 during the same period in 1998. The change was the net result due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates, and (ii) a lower average selling price for coal mined in 1998 resulting from the expiration of a long-term coal contract which was replaced by several other contracts.

              ii.    Big Horn Mine.

              Royalties received from the Big Horn Mine decreased to $62,299 during the first quarter of 1999 from $64,300 in 1998. This change reflects decreased production from the applicable lease.

              iii.  Spring Creek Mine.

              No royalties were received from the Spring Creek Mine during the first quarters of 1999 or 1998 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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

Date: May 10, 1999                       KIEWIT ROYALTY TRUST
                                          --------------------
                                              (Registrant)

                                          By:   U.S. Bank National Association
                                                in its capacity as Trustee and not in its
                                                individual capacity or otherwise

                                                By:   /s/  Susan K. Rosburg
                                                   --------------------------------------
                                                           Susan K. Rosburg
                                                           Trust Officer