Form 10-Q
period 1999-06-30
KIEWIT ROYALTY TRUST
filed 1999-08-10
CIK 711477

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                                 (402) 348-6000
                 ----------------------------------------------
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

       As of June 30, 1999, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                 STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                    as of June 30, 1999 and December 31, 1998

ASSETS                                               1999                                   1998
------                                               ----                                   ----
Cash equivalents                                $ 246,669                           $    163,236

Royalty and overriding
royalty interests in coal leases                $ 167,817                           $    167,817

Less accumulated amortization                   $(105,518)                          $    (98,702)
                                                ---------                           -------------

Net royalty and overriding
royalty interests in coal leases                $  62,299                           $     69,115
                                                ---------                           -------------

Total Assets                                    $ 308,968                           $    232,351
                                                =========                           ============


LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders           $ 246,669                           $    163,236

Trust Corpus:  12,633,432
Units of Beneficial Interest
authorized and outstanding                      $  62,299                           $     69,115
                                                ---------                           ------------

Total Liabilities and Trust Corpus              $ 308,968                           $    232,351
                                                =========                           ============



                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME
        for the three months and six months ended June 30, 1999 and 1998

                                                    Three Months Ended                             Six Months Ended
                                                         June 30                                      June 30
                                                    ------------------                            ------------------

                                                    1999                      1998               1999             1998
                                                    ----                      ----               ----             ----
Royalty Income                                   $       253,698      $    203,430      $   2,028,179      $ 2,738,400

Interest Income                                            4,899             6,867             17,535           25,822

Trust Expenses                                           (11,928)          (12,374)           (30,389)         (30,756)
                                                    ------------      ------------      -------------      -----------

Distributable
   Income                                        $       246,669      $    197,923      $   2,015,325      $ 2,733,466

Distributable
   income per unit
   (12,633,432 units)                            $      .0195251      $   .0156666      $    .1595232      $  .2163677

                      STATEMENT OF CHANGES IN TRUST CORPUS
                for the six months ended June 30, 1999 and 1998

                                               1999                    1998
                                           -------------           -------------
Trust Corpus as of January 1                $    69,115            $     82,206

Amortization of royalty interests                (6,816)                 (6,972)

Distributable Income                          2,015,325               2,733,466

Distribution to Unit Holders                ( 2,015,325)           (  2,733,466)
                                            ------------           ------------

Trust Corpus as of June 30                  $    62,299            $     75,234
                                            ===========            ============



                  The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                          Notes to Financial Statements
                    as of June 30, 1999 and December 31, 1998

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        a.     MATERIAL CHANGES IN FINANCIAL CONDITION.

               Kiewit Royalty Trust is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the of (1) administering the income received from such coal leases and (2) distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

        b.     MATERIAL CHANGES IN RESULTS OF OPERATIONS.

               During the six months ended June 30, 1999, the Trust received a total of $2,028,179 of royalty and overriding royalty payments; during the three months ended June 30, it received a total of $253,698 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                               Three Months Ended                           Six Months Ended
Mine                                June 30                                      June 30
----                   --------------------------------           --------------------------------------

                           1999                1998                   1999                   1998
                           ----                ----                   ----                   ----
Decker                    204,967             158,230               1,917,149              2,628,900

Big Horn                   48,731              45,200                 111,030                109,500

Spring Creek                ---                ---                    ---                    ---
                         --------            --------              ----------             ----------

                         $253,698            $203,430              $2,028,179             $2,738,400
                         ========            ========              ==========             ==========

        i.     DECKER MINE.

        The royalty and overriding royalty payments received by the Trust during the first six months of 1999 with respect to the Decker Mine decreased to $1,917,149 compared to $2,628,900 received during the same period in 1998. The decrease in payments received in the first six months of 1999 was due to a lower average selling price for the coal mined during the relevant period. For the second quarter, the payments received by the Trust increased to $204,967 compared to $158,230 received during the same period in 1998. The increase in payments received in the second quarter of 1999 was due to increased production and a higher average selling price for the coal mined during the relevant period.

        ii.    BIG HORN MINE.

       Royalties received from the Big Horn Mine increased to $48,731 during the second quarter of 1998 from $45,200 in 1998, and overall receipts for the first six months of 1999 increased to $111,030 compared to $109,500 during the corresponding period in 1998. These increases for 1999 reflect increased production in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton.

        iii.   SPRING CREEK MINE.

       No royalties were received from the Spring Creek Mine during the first six months of 1999 or 1998 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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


                                   KIEWIT ROYALTY TRUST
                                       (Registrant)

                                   By: U.S. Bank National Association
                                       in its capacity as Trustee and not in its
                                       individual capacity or otherwise


                                   By: /s/ Susan K. Rosburg
                                       -----------------------------------------
                                           Susan K. Rosburg
                                           Trust Officer

Dated: August 10, 1998