Form 10-Q
period 1999-09-30
KIEWIT ROYALTY TRUST
filed 1999-11-09
CIK 711477

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                           Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST

             (Exact name of Registrant as specified in its charter)


           Nebraska                                  47-6131402
           --------                                  ----------
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


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                      ---    ---
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  As of September 30, 1999, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                 as of September 30, 1999 and December 31, 1998

ASSETS                                                1999                1998
------                                                ----                ----
Cash equivalents                                   $ 2,563,428        $   163,236

Royalty and overriding
royalty interests in coal
leases                                                 167,817            167,817

Less accumulated amortization                         (109,312)           (98,702)
                                                   -----------        -----------

Net royalty and overriding
royalty interests in coal leases                        58,505             69,115
                                                   -----------        -----------


Total Assets                                       $ 2,621,933        $   232,351
                                                   ===========        ===========

LIABILITIES AND TRUST CORPUS
----------------------------

Distribution payable to Unit Holders               $ 2,563,428        $   163,236

Trust corpus: 12,633,432 Units of Beneficial
Interest authorized and outstanding                     58,505             69,115
                                                   -----------        -----------

Total Liabilities and Trust Corpus                 $ 2,621,933        $   232,351
                                                   ===========        ===========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                       STATEMENT OF DISTRIBUTABLE INCOME
     for the three months and nine months ended September 30, 1999 and 1998

                                        Three Months Ended                   Nine Months Ended
                                          September 30                         September 30
                                        ------------------                   -----------------

                                    1999               1998              1999                1998
                                    ----               ----              ----                ----
Royalty income                 $ 2,557,650        $ 2,884,143        $ 4,585,829        $ 5,622,543

Interest income                     18,955             23,975             36,490             49,798

Trust expenses                     (13,177)           (11,021)           (43,566)           (41,776)
                               -----------        -----------        -----------        -----------

Distributable income           $ 2,563,428        $ 2,897,099        $ 4,578,753        $ 5,630,565



Distributable income per
unit (12,633,432 Units
Outstanding)                   $  .2029083        $  .2293201        $  .3624315        $  .4456877

                      STATEMENT OF CHANGES IN TRUST CORPUS
             for the nine months ended September 30, 1999 and 1998

                                              1999               1998
                                              ----               ----
Trust corpus as of January 1            $    69,115        $    82,206

Amortization of royalty interests           (10,610)           (10,437)

Distributable income                      4,578,753          5,630,565

Distribution to Unit Holders             (4,578,753)        (5,630,565)
                                        -----------        -----------
Trust corpus as of September 30         $    58,505        $    71,769
                                        ===========        ===========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                          Notes to Financial Statements
                 as of September 30, 1999 and December 31, 1998

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

         b.       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                  During the nine months ended September 30, 1999, the Trust received a total of $4,585,829 of royalty and overriding royalty payments; during the three months ended September 30, it received a total of $2,557,650 of such payments. The following schedule reflects the royalty and overriding royalty amounts received by the Trust from each mine.

                                                  Three Months Ended                   Nine Months Ended
                   Mine                              September 30                         September 30
                   ----                          --------------------               ------------------------

                                                 1999           1998                1999           1998
                                                 ----           ----                ----           ----
                   Decker                       $1,400,606     $1,902,589          $3,317,755     $4,531,489

                   Big Horn                          9,625          7,196             120,655        116,696

                   Spring Creek                  1,147,419        974,358           1,147,419        974,358
                                                ----------     ----------          ----------     ----------

                                                $2,557,650     $2,884,143          $4,585,829     $5,622,543
                                                ==========     ==========          ==========     ==========

                   i.        DECKER MINE.

                             The amount of royalties and overriding royalties
received by the Trust with respect to the Decker Mine decreased to $3,317,755 in the nine months ended September 30, 1999 compared to $4,531,489 during the same period in 1998. For the third quarter of 1999, the amounts received decreased to $1,400,606 compared to $1,902,589 during the third quarter of 1998. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                   ii.        BIG HORN MINE.

                             Overall royalties received from the Big Horn Mine
increased to $120,655 during the nine months ended September 30, 1999 from $116,696 in 1998, and increased to $9,625 in the third quarter of 1999 from $7,196 in the third quarter of 1998. The increases for 1999 reflect increased production in the relative amounts of coal mined under leases bearing high and low overriding rates per ton.

                   iii.      SPRING CREEK MINE.

                             Royalties received from the Spring Creek Mine
increased to $1,147,419 in the nine months ended September 30, 1999 compared to $974,358 during the same period in 1998. The Trust received $1,147,419 in the third quarter of 1999 compared to $974,358 during the same period in 1998 from the applicable lease. Royalties from the Spring Creek Mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. The increase in royalties received from the Spring Creek Mine this year is due to the fact that the Spring Creek Mine shipped more tons of coal this year than it did last year.

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

                  The Trustee has indicated to the Trust that it has developed a strategic plan focusing on achieving Year 2000 compliance. Certain systems are being replaced, modified or reprogrammed to be Year 2000 compliant. If necessary, new hardware and software is being purchased to be Year 2000 compliant. The Trustee recently completed a critical testing phase in its Year 2000 preparation. The testing indicated that all of the systems worked properly. This was the second phase of the Trustee's Year 2000 testing and included most of the computer applications, such as deposits, loans, and the majority of the other systems included in the enterprise. These tests were performed in a "time machine" environment where the Trustee's personnel could change the dates to coincide with dates that may be problematic such as December 31, 1999, January 3, 2000, February 29, 2000 and others that are specific to each application.
The data utilized in these tests was a copy of actual data and therefore was a good indicator that the applications will function correctly. No live customer data was affected by the tests.

                  The Trustee has also finalized the creation of contingency plans for all critical business functions within the organization. These plans will serve as backup for functions that may be effected by unexpected problems during and after the Year 2000 event occurs. The Year 2000 efforts of the Trustee and any related third parties are not within the Trust's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Trust. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Trust's future results of operations and financial condition.

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

                                           By:  U. S. Bank National Association
                                           in its capacity as
                                           Trustee and not in its individual
                                           capacity or otherwise

                                           By:     /S/ SUSAN K. ROSBURG
                                              ---------------------------------
                                              Susan K. Rosburg
                                              Trust Officer

Dated:  November 9, 1999