Form 10-K405
period 1999-12-31
KIEWIT ROYALTY TRUST
filed 2000-03-29
CIK 711477

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

              Nebraska                                  47-6131402
-------------------------------                     -------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                 Trust Division
                         U. S. Bank National Association
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                    (Address of principal executive offices)

                                 (402) 348-6000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       None
                                                            -------------------
Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest
                                                           -----------------------------
                                                                  (Title of class)

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

       As of March 24, 2000, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                                TABLE OF CONTENTS
                                                                                                                 Page
                                                                                                                 ----
PART I
Item 1.  Business................................................................................................. 1
         (a)  General Development of Business..................................................................... 1
         (b)  Financial Information about Industry Segments....................................................... 1
         (c)  Narrative Description of Business................................................................... 2
         (d)  Financial Information about Operations.............................................................. 3

Item 2.  Properties............................................................................................... 3
         (a)  Producing Leases.................................................................................... 5
         (b)  Non-Producing Leases.................................................................................9

Item 3.  Legal Proceedings.........................................................................................9

Item 4.  Submission of Matters to a Vote of Security
                 Holders...........................................................................................9

PART II
Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters.......................................................................9

         (a)  Market Information...................................................................................9
         (b)  Holders.............................................................................................10
         (c)  Dividends...........................................................................................10

Item 6.  Selected Financial Data..................................................................................12

Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....................................................12

         (a)     Decker Mine .....................................................................................13
         (b)     Black Butte Mine.................................................................................13
         (c)     Spring Creek Mine................................................................................13
         (d)     Big Horn Mine....................................................................................13
         (e)     Trust Expenses...................................................................................14
         (f)     Year 2000 Issue .................................................................................14

Item 7A. Quantitative and Qualitative Disclosures about Material Risks............................................14

Item 8.  Financial Statements and Supplementary Data..............................................................14
         (a)  Financial Statements................................................................................14
         (b)  Supplementary Data..................................................................................22

Item 9.  Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure...........................................................22

PART III
Item 10. Directors and Executive Officers of the
                 Registrant.......................................................................................22

Item 11. Executive Compensation...................................................................................22

Item 12. Security Ownership of Certain Beneficial
                 Owners and Management............................................................................22

         (a)  Security Ownership of Certain Beneficial
                    Owners........................................................................................22

         (b)  Security Ownership of Management....................................................................22
         (c)  Changes in Control..................................................................................22

Item 13. Certain Relationships and Related Transactions...........................................................23

         (a)  Transactions with Management and Others.............................................................23
         (b)  Certain Business Relationships......................................................................23
         (c)  Indebtedness of Management..........................................................................23

PART IV
Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K..............................................................................23

         (a)  Financial Statements................................................................................23
         (b)  Reports on Form 8-K.................................................................................23
         (c)  Exhibits............................................................................................23
Signatures........................................................................................................25

                                     PART I

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

       The Trust was created by Level 3 Communications, Inc., a Delaware corporation, formerly Peter Kiewit Sons', Inc. ("Level 3"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests*/ in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Level 3 effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Level 3's Class B and Class C common stock, as of June 10, 1982. Such shareholders were citizens of the United States.

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

       (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 1999, the Trust received gross royalty income of $4,848,389 for distribution to Unit Holders. See Item 8, below.

Item 2.   PROPERTIES.

       The Trust's properties consist of royalty and overriding royalty interests in nineteen (19) coal leases in four mining areas located in the States of Montana and Wyoming. All of these royalty and overriding royalty interests were transferred to the Trust, as described in Item 1, above, by Level 3 and are subject to the provisions of the coal lease agreements under which they were created.

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

       The remaining periods of the underlying coal leases as of December 31, 1999, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

       The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                           -- Tons of Coal Produced --

                           1999             1998             1997             1996             1995
                           ----             ----             ----             ----             ----

Decker Mine             10,878,069       10,475,407       11,873,448       10,990,492       10,277,584

Black Butte Mine         2,928,393        2,667,718        1,928,894        1,838,293        2,240,962

Big Horn Mine               76,401           65,911           44,202           15,549           38,207

Spring Creek Mine       10,995,516       11,312,935        8,306,306        9,015,000        8,512,495
                        ----------       ----------       ----------       ----------       ----------


Total                   24,878,379       24,521,971       22,152,850       21,859,334       21,069,248
                        ==========       ==========       ==========       ==========       ==========


       Set forth below is a summary by mine area of pertinent information as of December 31, 1999, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

(a)    PRODUCING LEASES.

       (i) DECKER MINE. Decker Coal Company ("Decker") operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.*/ (a wholly owned subsidiary of Level 3 Communications Inc. ) and Western Minerals, Inc. (a wholly owned subsidiary of NERCO, Inc.). Each joint venturer owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 17,838 acres and has an annual productive capacity of 12,000,000 tons.

              The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                                                  Estimated
                                                                           Terms of                               Total Recover-
                                                                           Overriding                             able Reserves
Lease                                     Lessor                           Royalties                                 (in tons)
-----                                     ------                           ---------                               -----------
M-073093                                  United States                    5 cents per ton**/                      112,100,000
                                                                                          --
M-061685                                  United States                    10 cents per ton**/                      22,900,000
                                                                                           --
M-057934                                  United States                    10 cents per ton**/                      28,100,000
                                                                                           --
C-1085-93                                 Montana                          10 cents per ton***/                      8,600,000
                                                                                           ----
C-1087-95                                 Montana                          5 cents per ton***/                       9,100,000
                                                                                           ----
C-1090-96                                 Montana                          5 cents per ton***/                           -0-
                                                                                           ----                    -----------
              Total Estimated Recoverable Reserves                                                                 180,800,000
                                                                                                                   ===========

------------------------

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

       (ii) BLACK BUTTE MINE. Black Butte Coal Company ("Black Butte") operates this mine in Sweetwater County, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly owned subsidiary of Union Pacific Resources Group Inc.*/). The Black Butte Mine in its entirety includes approximately 50,220 acres and has an annual productive capacity of 5,000,000 tons.

       The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:


                                                                             Estimated
                                                      Terms of             Total Recover-
                                                      Overriding           able reserves
Lease                   Lessor                        Royalties            (in tons)
-----                   ------                        ---------            --------------

W-6266                  United States                 50% of the           2,680,000
                                                      royalty
                                                      payable to
                                                      the lessor

0-27475                 Wyoming                       3% of the
                                                      gross output         4,250,000
                                                                           ---------

                                 Total Estimated Recoverable Reserves      6,930,000
                                                                           =========

       The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor.**/



--------------------------

*/ Union Pacific Resources Group Inc. was spun off with an I.P.O. on October 15, 1995 from Union Pacific Corporation.

**/ Total remaining reserves on lease W-6266 are 21,930,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly owned subsidiary of KCP Inc. The Big Horn Mine in its entirety includes approximately 4,890 acres and has an annual productive capacity of 100,000 tons. The capacity of the Big Horn Mine decreased from 3,000,000 tons to 100,000 tons due to the fact that a large part of the plant serving the Big Horn Mine has been permanently torn down. The Trust owns royalty interests in three (3) productive leases at the Big Horn Mine.

       The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                                           Estimated
                                                                                            Total
                                                                                          Recoverable
                                                                  Terms of                 reserves
Lease                      Lessor                                 Royalties                (in tons)
-----                      ------                                 ---------                ---------

Hitson                     Whitney Holdings
Lease                      Corp. */                               12 1/2% of selling         413,000
                                 -                                price

Hitson-Schreibeis          Whitney Holdings
Lease                      Corp.                                  10 cents per ton          761,000

Flying V                   Whitney Holdings                       10% of avg. gross
Lease                      Corp.                                  sales price **/           866,000
                                                                              --            -------

                                     Total Estimated Recoverable Reserves                 2,040,000
                                                                                          =========






       The Trustee understands that Level 3 anticipates minimal production from the Big Horn Mine in 2000 (and in future years) as a result of the expiration of the primary coal sales contract at the end of 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.




----------------------

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

       The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:


                                                                                   Estimated
                                                 Terms of                        Total Recover-
                                                Overriding                        able reserves
Lease                   Lessor                   Royalties                          (in tons)
-----                   ------                   ---------                          ---------

M-069782                United States           10 cents per ton*/                  54,000,000
                                                                -                   ==========

       (v) REVISED PRODUCTION ESTIMATES. The numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 1999, the Trustee understands that the amounts of coal expected to be recovered from the relevant leases were as follows:

                    Lease                   Revised Estimate
                    -----                   ----------------
                   M-073093                     11,274,000

                   W-6266                         - 0 -

                   0-27475                        - 0 -

                   Hitson                         - 0 -


-----------------------

*/ Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

              Hitson-Schreibeis                   - 0 -

                  Flying V                       50,000
                                                 ------


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

                                    PART II

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

              Under the 1933 Act, the Units should be treated as "restricted securities." As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission's Rule 144, a Unit Holder who is not an "affiliate" */ of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least two years have elapsed since such Units were owned by any affiliate of the Trust. In this regard,


-------------------------

*Under Rule 144(a)(i), an "affiliate" of the Trust would be any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Trust.

it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section
4 (1-1/2) exemption from the registration requirements of the 1933 Act.

              None of the Units is subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

              (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 1999:

                                                            Approximate Number
                                                            ------------------
                                   Title of Class           of Unit Holders
                                   --------------           ---------------

                                Units of Beneficial              813
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

              The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 1999 and 1998 and shows the date on which such amounts were distributed:

                                                    1999
                                                    ----

Quarter                      Date Dis-                                         --Distribution Amounts--
 Ended                       tributed                                  In Total                           Per Unit
 -----                       --------                                  --------                           --------

March 31, 1999               04/12/99                                    $1,768,656                       $.139998
June 30, 1999                07/11/99                                       246,668                        .019525
Sept. 30, 1999               10/07/99                                     2,563,428                        .202908
Dec. 31, 1999                01/12/00                                       253,525                        .020068
                                                                       ------------                      ---------
Total Distributed                                                        $4,832,277                       $.382499
                                                                       ============                      =========




                                                    1998
                                                    ----

Quarter                      Date Dis-                                         --Distribution Amounts--
 Ended                       tributed                                  In Total                           Per Unit
 -----                       --------                                  --------                           --------

March 31, 1998               04/13/98                                    $2,535,543                       $.200701
June 30, 1998                07/10/98                                       197,923                        .015667
Sept. 30, 1998               10/09/98                                     2,897,099                        .229320
Dec. 31, 1998                01/13/99                                       163,236                        .012921
                                                                       ------------                       --------
Total Distributed                                                        $5,793,801                       $.458609
                                                                       ============                       ========


Item 6.    SELECTED FINANCIAL DATA.

       The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.



                                                         Years Ended December 31,
                                                         ------------------------



                                1999                1998               1997            1996                1995
                                ----                ----               ----            ----                ----

Royalty and                  $4,890,823          $5,846,421         $5,558,238       $5,829,963          $7,581,124
Interest
Income

Trust                          (58,546)            (52,620)           (47,481)         (49,637)            (47,023)
Expenses                     ----------          ----------         ----------       ----------          ----------

Distributable
Income                       $4,832,277          $5,793,801         $5,510,757       $5,780,326          $7,534,101
                             ==========          ==========         ==========       ==========          ==========

Distributable               $   .382499         $   .458609        $   .436204      $   .457542         $   .596362
 Income Per Unit             ==========         ===========        ===========      ===========         ===========
(12,633,432
units)

Total Assets                $   310,166         $   232,351        $   263,038      $   335,164         $   258,931
                             ==========         ===========        ===========      ===========         ===========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 1999 was $4,832,277 compared to $5,793,801 for 1998 and compared to $5,510,757 for 1997.

       The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

  Mine                 1999              1998              1997
  ----                 ----              ----              ----
Decker             $ 3,564,221       $ 4,689,836       $ 4,587,359
Black Butte                -0-             - 0 -              (274)
Spring Creek         1,147,419           974,359           872,942
Big Horn               136,749           126,347            40,156
                   -----------       -----------       -----------
                   $ 4,848,389       $ 5,790,542       $ 5,500,183
                   ===========       ===========       ===========

              (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $3,564,221 in 1999 from $4,689,836 in 1998. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $4,689,836 in 1998 from $4,587,359 in 1997. These changes were the net result due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

              (b) BLACK BUTTE MINE. The royalties received by the Trust from the Black Butte Mine are $0, $0 and ($274) for 1999, 1998 and 1997, respectively, primarily because, under the current lease structure, as of March 31, 1996, lease number W-6266 had reached the cap on the amount of overriding royalty payable to the Trust for this mine and because the production for lease number 0-27475 is zero. The $274 payment in 1997 relates to a revision in the royalties from the first quarter of 1996.

              (c) SPRING CREEK MINE. Royalties received by the Trust with respect to the Spring Creek Mine increased to $1,147,419 in 1999 from $974,359 in 1998. The increase reflects increased production under the applicable lease. Royalties received from the Spring Creek Mine increased to $974,359 during 1998 from $872,942 in 1997. The increase reflects increased production under the applicable lease.

              (d) BIG HORN MINE. Royalties received by the Trust with respect to the Big Horn Mine increased to $136,749 in 1999 from $126,347 in 1998. The increase reflects increased production under the applicable lease.

              Royalties received from the Big Horn Mine increased to $126,347 during 1998 from $40,156 in 1997. The increase reflects increased production under the applicable lease.

              (e) TRUST EXPENSES. increased to $58,546 in 1999 from $52,620 in 1998. The increase was primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

              (f)    YEAR 2000 ISSUE.

              The "Year 2000" computer problem refers to the inability of many computer applications worldwide to properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems. A number of precautions were taken during the fiscal year 1999 to prepare for potential problems.

              We did not experience any significant business disruptions as a result of the transition into the year 2000 and do not expect any such disruptions in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISKS.

              Not applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 1999 to December 31, 1999:

              (1)    Report of Independent Accountants

              (2)    Statements of Assets, Liabilities and Trust Corpus

              (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

              (4)    Notes to Financial Statements

                              KIEWIT ROYALTY TRUST

                                   ----------

                              FINANCIAL STATEMENTS
                        as of December 31, 1999 and 1998
                          and for the three years ended
                                December 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the financial statements have been prepared on the basis of accounting which differs in some respects from accounting principles generally accepted in the United States. Accordingly, the accompanying financial statements are not intended to present financial position and results of operations of Kiewit Royalty Trust in conformity with accounting principles generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 1999 and 1998, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, in conformity with the basis of accounting described in Note 1 to the financial statements.


                                    /s/  PricewaterhouseCoopers LLP

Omaha, Nebraska
March 24, 2000

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 1999 and 1998


                        ASSETS                                                            1999             1998
                                                                                          ----             ----

Cash equivalents                                                                         $ 253,524        $ 163,236

Royalty and overriding royalty
interests in coal lease                                                                    167,817          167,817

    Less accumulated amortization                                                         (111,175)         (98,702)
                                                                                         ---------        ---------

                        Net royalty and overriding royalty
                        interests in coal leases                                            56,642           69,115
                                                                                         ---------        ---------





    Total Assets                                                                         $ 310,166        $ 232,351
                                                                                         =========        =========

                        LIABILITIES AND TRUST CORPUS


Distributions payable to unit holders                                                    $ 253,524        $ 163,236

Trust corpus:  12,633,432 units of beneficial
  interest authorized and outstanding                                                       56,642           69,115
                                                                                         ---------        ---------

    Total Liabilities and Trust Corpus                                                   $ 310,166        $ 232,351
                                                                                         =========        =========






                  The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                  for the three years ended December 31, 1999


                                                            1999                 1998                1997
                                                            ----                 ----                ----
Royalty income                                          $4,848,389            $5,790,542          $5,500,183

Interest income                                             42,434                55,879              58,055

Trust expenses                                             (58,546)              (52,620)            (47,481)
                                                           -------               -------             -------

Distributable income                                    $4,832,277            $5,793,801          $5,510,757
                                                        ==========            ==========          ==========


Distributable income per unit                           $  .382499            $  .458609          $  .436204
                                                        ==========            ==========          ==========


                     STATEMENTS OF CHANGES IN TRUST CORPUS
                  for the three years ended December 31, 1999


                                                            1999                  1998           1997
                                                            ----                  ----           ----

Trust corpus, beginning of year                        $    69,115           $    82,206         $    90,896


Amortization of royalty interests                          (12,473)              (13,091)             (8,690)


Distributable income                                     4,832,277             5,793,801           5,510,757

Distributions to unit holders                           (4,832,277)           (5,793,801)         (5,510,757)
                                                        ----------            ----------          ----------

Trust corpus, end of year                              $    56,642           $    69,115         $    82,206
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

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS


1.     Summary of Significant Accounting Policies and Basis of Accounting:

       (a)    Basis of Accounting:
              The financial statements of Kiewit Royalty Trust (the "Trust") are prepared on the following basis:

              (1) The royalty income recorded for a month is the amount received from the lease holder for such month.

              (2) Trust administration expenses are recorded in the month they accrue.

              This basis for reporting royalty income is thought to be the most meaningful because distributions to unit holders for a month are based on net cash receipt for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States because under such principles royalty income for a month would be based on production for such month, without regard to when royalty payments are received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis on a lease, is charged directly to trust corpus since such amount does not affect distributable income.

       (b)    Cash Equivalents:
              Cash equivalents consist of money market funds, which are recorded at cost plus interest.

2.     Trust Organization and Provisions:

        The Trust was established on May 17, 1982. Units of beneficial interest (Units) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Level 3 Communications, Inc., formerly Peter Kiewit Sons', Inc. ("Level 3"), as of June 10, 1982. Such shareholders were citizens of the United States. These shareholders received one Unit in the Trust for each share of Level 3 stock held. On June 28, 1982, Level 3 conveyed to the Trust royalty and overriding royalty interests owned by Level 3's subsidiaries in certain coal properties in Montana and Wyoming.

                              KIEWIT ROYALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.     Trust Organization and Provisions, Continued:

       U.S. Bank National Association is the Trustee for the Trust. The terms of the trust indenture provide, among other things, that:

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

       The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents Level 3's historical net book value at the date of the transfer to the Trust.

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

6.     Summary of Quarterly Financial Data (Unaudited):

       The following is a summary of the unaudited quarterly financial information:





                                                                                                    Distributable
                                                          Royalty             Distributable            Income
For the year ended December 31, 1999:                     Income                 Income               Per Unit
-------------------------------------                    ---------            --------------       --------------
            March 31, 1999                               $1,774,480              $1,768,656             $.139998
            June 30, 1999                                   253,698                 246,668              .019525
            September 30, 1999                            2,557,650               2,563,428              .202908
            December 31, 1999                               262,561                 253,525              .020068
                                                         ----------              ----------             --------

                                                         $4,848,389              $4,832,277             $.382499
                                                         ==========              ==========             ========

For the year ended December 31, 1998:
            March 31, 1998                               $2,534,970              $2,535,543            $ .200701
            June 30, 1998                                   203,430                 197,923              .015667
            September 30, 1998                            2,884,143               2,897,099              .229320
            December 31, 1998                               167,999                 163,236              .012921
                                                         ----------              ----------             --------

                                                         $5,790,542              $5,793,801            $ .458609
                                                         ==========              ==========            =========

              (b)    SUPPLEMENTARY DATA. Not applicable.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not Applicable.

                                    PART III

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

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the only person who, as of December 31, 1999, was known by the Trust to be a beneficial owner of more than five percent of the
Units:

                                    Name and                 Amount and
                                    Address of               Nature of
Title of                            Beneficial               Beneficial                    Percent of
 Class                              Owner                    Ownership                     Class
 -----                              -----                    ---------                     -----

Units of                            Walter Scott, Jr.        800,000 Units                 6.33%
Beneficial                          1000 Kiewit Plaza
Interest                            Omaha, NE  68131

              (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 1999, U.S. Bank National Association, Trustee, did not beneficially own any Units in the Trust.

              (c) CHANGES IN CONTROL. As of December 31, 1999, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, above, the Trust has no directors and no officers. During 1999, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

              (b) CERTAIN BUSINESS RELATIONSHIPS. There are no directors or nominees for director of the Trust. See Item 10, above.

              (c) INDEBTEDNESS OF MANAGEMENT. As stated in Item 10, above, the Trust has no directors and no officers.

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

              (a)    (1) FINANCIAL STATEMENTS. See Item 8, above.

                     (2) FINANCIAL STATEMENT SCHEDULES. See Item 8, above, and Item 14(d), below.

                     (3)    EXHIBITS. See Item 14(c), below.

              (b) REPORTS ON FORM 8-K. The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

                        KIEWIT ROYALTY TRUST (Registrant)

                        By: U.S. Bank National Association
                            in its capacity as Trustee and not in its individual capacity or otherwise


Date: March 28, 2000    By: /s/ Susan K. Rosburg
                        Susan K. Rosburg
                        Trust Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                        Capacity              Date
            ----                        --------              ----

U.S. Bank National Association          Trustee               March 28, 2000




By: /s/ Susan K. Rosburg
   ------------------------
   Susan K. Rosburg
   Trust Officer