Form 10-Q
period 2000-03-31
KIEWIT ROYALTY TRUST
filed 2000-05-11
CIK 711477

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                           Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)

           Nebraska                                 47-6131402
-------------------------------                 -----------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 Trust Division
                         U.S. Bank National Association
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (402) 348-6000
                       -----------------------------------
                (Registrant's telephone no. including area code)


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

          As of March 31, 2000, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                   as of March 31, 2000 and December 31, 1999

ASSETS                                                                2000                  1999
------                                                           -------------         -----------
Cash equivalents                                                    $2,157,528            $253,524

Royalty and overriding
royalty interests in coal
leases                                                                 167,817             167,817

Less accumulated amortization                                         (113,010)           (111,175)
                                                                    ----------            ---------

Net royalty and overriding
royalty interests in coal leases                                        54,807              56,642
                                                                    ----------            ---------

Total Assets                                                        $2,212,335            $310,166
                                                                    ==========            ========



LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders                               $2,157,528            $253,524

Trust corpus: 12,633,432 units of beneficial interest
authorized and outstanding                                              54,807              56,642
                                                                    ----------            ---------

Total Liabilities and Trust Corpus                                  $2,212,335            $310,166
                                                                    ==========            ========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                        STATEMENT OF DISTRIBUTABLE INCOME
               for the three months ended March 31, 2000 and 1999


                                              Three Months Ended March 31
                                              ---------------------------

                                             2000                  1999
                                             ----                  ----

Royalty income                            $2,158,466            $1,774,480

Interest income                               18,255                12,637

Trust expenses                               (19,193)              (18,461)
                                          ----------            ----------
Distributable income                      $2,157,528            $1,768,656


Distributable income per unit
(12,633,432 Units
Outstanding)                               $.1707792              $.139998



                      STATEMENT OF CHANGES IN TRUST CORPUS
               for the three months ended March 31, 2000 and 1999



                                               Three Months Ended March 31
                                               ---------------------------

                                                2000                  1999
                                                ----                  ----
Trust corpus as of January 1             $      56,642         $      69,115

Amortization of royalty interests               (1,835)               (1,768)

Distributable income                         2,157,528             1,768,656

Distributions to Unit Holders               (2,157,528)           (1,768,656)
                                           -----------           -----------

Trust corpus as of March 31              $      54,807         $      67,347
                                          ============          ============



                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                   as of March 31, 2000 and December 31, 1999

BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited financial statements have been prepared on the following basis:

      (a) The royalty income recorded for a month is the amount received from the lease holder to the Trustee for such month.

      (b) Trust administration expenses are recorded in the month they accrue.


This basis for reporting royalty income is thought to be the most meaningful because distributions to unit holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States because under such principles royalty income for a month would be based on production for such month without regard to when royalty payments are received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis by lease, is charged directly to trust corpus, since such amount does not affect distributable income.

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


            b.   MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                 During the first quarter of 2000, the Trust received a total of $2,158,466 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

Mine                                                   First Quarter
----                                       ------------------------------------
                                                 2000                 1999
                                                 ----                 ----
Decker                                        $2,099,374           $1,712,181

Big Horn                                      $   59,092           $   62,299

Spring Creek                                     $   ---              $   ---
                                                 -------              -------

                                              $2,158,466           $1,774,480
                                              ==========           ==========


               i.   DECKER MINE.

                    The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $2,099,374 in the first quarter of 2000 compared to $1,712,181 during the same period in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

               ii.  BIG HORN MINE.

                    Overall royalties received from the Big Horn Mine decreased to $59,092 during the first quarter of 2000 from $62,299 for the same period in 1999. The decrease for 2000 reflects decreased production in the relative amounts of coal mined under leases bearing high and low overriding rates per ton.

              iii.  SPRING CREEK MINE.

                    No royalties were received from the Spring Creek Mine during the first quarters of 2000 and 1999 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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


Dated: May 11, 2000