Form 10-Q
period 2000-06-30
KIEWIT ROYALTY TRUST
filed 2000-08-14
CIK 711477

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

                           Commission File No. 0-10810

                              KIEWIT ROYALTY TRUST
             (Exact name of Registrant as specified in its charter)


           Nebraska                                  47-6131402
-------------------------------      ------------------------------------------
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

        As of August 14, 2000, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
                STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
                    as of June 30, 2000 and December 31, 1999


ASSETS                                                        2000             1999
------                                                      ---------        ---------

Cash equivalents                                            $ 187,356        $ 253,524
                                                            ---------        ---------
Royalty and overriding
royalty interests in coal
leases                                                        167,817          167,817

Less accumulated amortization                                (115,768)        (111,175)
                                                            ---------        ---------

Net royalty and overriding
royalty interests in coal leases                               52,049           56,642
                                                            ---------        ---------

Total Assets                                                $ 239,405        $ 310,166
                                                            =========        =========



LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders                       $ 187,356        $ 253,524

Trust corpus: 12,633,432 units of beneficial interest
authorized and outstanding                                     52,049           56,642
                                                            ---------        ---------

Total Liabilities and Trust Corpus                          $ 239,405        $ 310,166
                                                            =========        =========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                        STATEMENT OF DISTRIBUTABLE INCOME
        for the three months and six months ended June 30, 2000 and 1999


                                                          Three Months Ended June 30             Six Months Ended June 30
                                                        ------------------------------        ------------------------------

                                                           2000               1999               2000               1999
                                                           ----               ----               ----               ----

Royalty income                                          $   204,119        $   253,698        $ 2,362,585        $ 2,028,179

Interest income                                               6,057              4,899             24,312             17,535

Trust expenses                                              (22,820)           (11,928)           (42,013)           (30,389)
                                                        -----------        -----------        -----------        -----------

Distributable income                                    $   187,356        $   246,669        $ 2,344,884        $ 2,015,325

Distributable income per
unit (12,633,432 Units
Outstanding)                                            $  .0148302        $  .0195251        $  .1856094        $   .159523



                      STATEMENT OF CHANGES IN TRUST CORPUS
                for the six months ended June 30, 2000 and 1999


                                                                   Six Months Ended June 30
                                                                ------------------------------

                                                                   2000               1999
                                                                   ----               ----

Trust corpus as of January 1                                    $    56,642        $    69,115

Amortization of royalty interests                                    (4,593)            (6,816)

Distributable income                                              2,344,884          2,015,325

Distributions to Unit Holders                                    (2,344,884)        (2,015,325)
                                                                -----------        -----------


Trust corpus as of June 30                                      $    52,049        $    62,299
                                                                ===========        ===========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                    as of June 30, 2000 and December 31, 1999

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

        b.      MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                During the six months ended June 30, 2000 the Trust received a total of $2,362,585 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

                                                             Three Months Ended June 30        Six Months Ended June 30
                                                             --------------------------        ------------------------

Mine                                                            2000             1999             2000             1999
----                                                            ----             ----             ----             ----

Decker                                                       $  154,844       $  204,967       $2,254,218       $1,917,149

Big Horn                                                     $   49,275           48,731          108,367          111,030

Spring Creek                                                    - - -            - - -            - - -            - - -
                                                             ----------       ----------       ----------       ----------

                                                             $  204,119       $  253,698       $2,362,585       $2,028,179
                                                             ==========       ==========       ==========       ==========

                i.      DECKER MINE.

                        The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $2,254,218 during the first six months of 2000 compared to $1,917,149 during the same period in 1999. For the second quarter of 2000, the payments received by the Trust decreased to $154,844 compared to $204,967 received during the same period in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                ii.     BIG HORN MINE.

                         Overall royalties received from the Big Horn Mine
decreased to $108,367 during the first six months of 2000 from $111,030 for the same period in 1999. Royalties from the Big Horn Mine increased to $49,275 during the second quarter of 2000 from $48,731 in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                iii     SPRING CREEK MINE.

                        No royalties were received from the Spring Creek Mine during the first six months of 2000 and 1999 because royalties are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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


Dated:  August 14, 2000