Form 10-Q
period 2000-09-30
KIEWIT ROYALTY TRUST
filed 2000-11-13
CIK 711477

                                  FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

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

                                Trust Division
                        U.S. Bank National Association
                              1700 Farnam Street
                            Omaha, Nebraska 68102
                       -------------------------------
                   (Address of Principal Executive Offices)

                                (402) 348-6000
                     -----------------------------------
               (Registrant's telephone no. including area code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   |X|    No
                                                    ------      ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             As of November 8, 2000, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS unaudited as of September 30, 2000 and audited as of December 31, 1999


ASSETS                                                                 2000                          1999
------                                                                 ----                          ----
Cash equivalents                                                 $2,632,784                      $253,524
                                                                 ----------                      --------

Royalty and overriding
royalty interests in coal
leases                                                              167,817                       167,817

Less accumulated amortization                                     (120,615)                     (111,175)
                                                                  --------                      --------
Net royalty and overriding
royalty interests in coal leases                                     47,202                        56,642
                                                                     ------                        ------

Total Assets                                                     $2,679,986                      $310,166
                                                                 ==========                      ========



LIABILITIES AND TRUST CORPUS
----------------------------

Distributions payable to Unit Holders                            $2,632,784                      $253,524

Trust corpus: 12,633,432 units of beneficial
interest authorized and outstanding                                  47,202                        56,642
                                                                     ------                        ------

Total Liabilities and Trust Corpus                               $2,679,986                      $310,166
                                                                 ==========                      ========


                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                       STATEMENT OF DISTRIBUTABLE INCOME
unaudited for the three months and nine months ended September 30, 2000 and 1999



                                    Three Months Ended September 30                Nine Months Ended September 30
                                    -------------------------------                ------------------------------
                                      2000                    1999                   2000                    1999
                                      ----                    ----                   ----                    ----
                                $2,621,668              $2,557,650                $4,984,252           $4,585,829
Royalty income

Interest income                     27,921                  18,955                    52,234               36,490

Trust expenses                    (16,805)                (13,177)                  (58,818)             (43,566)
                                  -------                 -------                   -------              -------

Distributable income            $2,632,784              $2,563,428                $4,977,668           $4,578,753

Distributable income per
unit (12,633,432 Units
Outstanding)                      $.208398                $.202908                  $.394008             $.362432




                      STATEMENT OF CHANGES IN TRUST CORPUS
        unaudited for the nine months ended September 30, 2000 and 1999



                                                               Nine Months Ended September 30
                                                               ------------------------------

                                                                      2000                                1999
                                                                      ----                                ----
Trust corpus as of January 1                                     $  56,642                          $   69,115

Amortization of royalty interests                                  (9,440)                            (10,610)

Distributable income                                             4,977,668                           4,578,753

Distributions to Unit Holders                                  (4,977,668)                         (4,578,753)
                                                               ----------                          ----------



Trust corpus as of September 30                                  $  47,202                          $   58,505
                                                                 =========                          ==========


                   The accompanying notes are an integral part
                           of the financial statements

                             KIEWIT ROYALTY TRUST
                        NOTES TO FINANCIAL STATEMENTS
                as of September 30, 2000 and December 31, 1999

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 1999.

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

        b.      MATERIAL CHANGES IN RESULTS OF OPERATIONS.

                     During the nine months ended September 30, 2000 the Trust received a total of $4,984,252 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:


                           Three Months Ended September 30                     Nine Months Ended September 30
                           -------------------------------                     ------------------------------

Mine                            2000                  1999                       2000                    1999
----                            ----                  ----                       ----                    ----
Decker                    $1,488,665            $1,400,606                 $3,742,883              $3,317,755

Big Horn                      12,399                 9,625                    120,765                 120,655

Spring Creek               1,120,604             1,147,419                  1,120,604               1,147,419
                           ---------             ---------                  ---------               ---------

                          $2,621,668            $2,557,650                 $4,984,252              $4,585,829
                           =========            ==========                 ==========              ==========

                            i.      DECKER MINE.

                                   Royalty and overriding royalty amounts
received by the Trust from the Decker Mine increased to $3,742,883 during the first nine months of 2000 compared to $3,317,755 during the same period in 1999. Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $1,488,665 during the third quarter of 2000 compared to $1,400,606 received during the same period in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                           ii.      BIG HORN MINE.

                                    Royalty and overriding royalty amounts
received by the Trust from the Big Horn Mine increased to $120,765 during the first nine months of 2000 compared to $120,655 received during the same period in 1999. Royalty and overriding royalty amounts received by the Trust from the Big Horn Mine increased to $12,399 during the third quarter of 2000 compared to $9,625 received during the same period in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

                           iii       SPRING CREEK MINE.

                                     Royalty and overriding royalty amounts
received by the Trust from the Spring Creek Mine increased to $1,120,604 during the first nine months of 2000 compared to $1,147,419 received during the same period in 1999. Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $1,120,604 during the third quarter of 2000 compared to $1,147,419 received during the same period in 1999. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

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

                                                  KIEWIT ROYALTY TRUST
                                                    (Registrant)
                                                  By:  U. S. Bank National
                                                       Association in its
                                                       capacity as Trustee and
                                                       not in its individual
                                                       capacity or otherwise



                                                       Susan K. Rosburg
                                                       Trust Officer


Dated:  November 8, 2000
