Form 10-K405
period 2000-12-31
KIEWIT ROYALTY TRUST
filed 2001-04-02
CIK 711477

                                  FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                        Commission file number 0-10810

                             KIEWIT ROYALTY TRUST
            (Exact name of registrant as specified in its charter)

        Nebraska                                         47-6131402
   ----------------                               ----------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                                Trust Division
                       U. S. Bank National Association
                              1700 Farnam Street
                            Omaha, Nebraska  68102
                    -------------------------------------
                   (Address of principal executive offices)

                                (402) 348-6000
                    -------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       None
                                                            --------------------
Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest
                                                            ----------------------------
                                                                (Title of class)


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

               As of March 30, 2001, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                              TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

PART I
Item 1.  Business.................................................................................... 1

        (a)  General Development of Business......................................................... 1

        (b)  Financial Information about Industry Segments........................................... 2

        (c)  Narrative Description of Business....................................................... 2

        (d)  Financial Information about Operations.................................................. 3

Item 2.  Properties.................................................................................. 3

        (a)  Producing Leases........................................................................ 5

        (b)  Non-Producing Leases.....................................................................9

Item 3.  Legal Proceedings............................................................................9

Item 4.  Submission of Matters to a Vote of Security
               Holders................................................................................9

PART II

Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters...........................................................10

        (a)  Market Information......................................................................10

        (b)  Holders.................................................................................10

        (c)  Dividends...............................................................................10

Item 6.  Selected Financial Data.....................................................................12

Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................12

        (a)    Decker Mine ..........................................................................13

        (b)    Black Butte Mine......................................................................13

        (c)    Spring Creek Mine.....................................................................13

        (d)    Big Horn Mine.........................................................................13

        (e)    Trust Expenses........................................................................14

Item 7A. Quantitative and Qualitative Disclosures about Material Risks...............................14

Item 8.  Financial Statements and Supplementary Data.................................................14

        (a)  Financial Statements....................................................................14

        (b)  Supplementary Data......................................................................22
Item 9.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure..................................................22

PART III

Item 10. Directors and Executive Officers of the
               Registrant............................................................................22

Item 11. Executive Compensation......................................................................22

Item 12. Security Ownership of Certain Beneficial
               Owners and Management.................................................................22

        (a)  Security Ownership of Certain Beneficial Owners.........................................22

        (b)  Security Ownership of Management........................................................22

        (c)  Changes in Control......................................................................22

Item 13. Certain Relationships and Related Transactions..............................................23

        (a)  Transactions with Management and Others.................................................23

        (b)  Certain Business Relationships..........................................................23

        (c)  Indebtedness of Management..............................................................23

        (d)  Transactions with Promoters.............................................................23

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...................................................................23

        (a)  Financial Statements....................................................................23

        (b)  Reports on Form 8-K.....................................................................23

        (c)  Exhibits................................................................................23

        Signatures...................................................................................25

                                    PART I

Item 1. BUSINESS.

               (a) GENERAL DEVELOPMENT OF BUSINESS. Kiewit Royalty Trust (the "Trust") is a trust organized under the laws of the State of Nebraska. The Trust was created under a Trust Indenture dated May 17, 1982, which subsequently was amended as of June 9, 1982, June 23, 1982, and by a court order dated September 23, 1994. A copy of the Trust Indenture is attached to the Form 10 filed by the Trust on December 23, 1982, and is incorporated herein by reference. A copy of the Order of the County Court of Douglas
County, Nebraska, dated September 23, 1994, amending the Trust Indenture is attached to the Form 10-Q filed by the Trust on November 14, 1994, and is incorporated herein by reference.

               The Trust was created by Level 3 Communications, Inc., a Delaware corporation, formerly Peter Kiewit Sons', Inc. (hereinafter referred to as "Level 3"). It was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests(1) in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Level 3 effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of Level 3's Class B and Class C common stock, as of June 10, 1982. Such shareholders were citizens of the United States of America.

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




------------------------

* When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an "operating interest" and the owner may retain a "royalty interest." A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An "overriding royalty interest," which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee's assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

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

               (d) FINANCIAL INFORMATION ABOUT OPERATIONS. During 2000, the Trust received gross royalty income of $5,157,829 for distribution to Unit Holders. See Item 8, below.

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

               The remaining periods of the underlying coal leases as of December 31, 2000, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

               The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four mines to which the coal leases pertain:

                                              -- Tons of Coal Produced --

                             2000          1999         1998        1997        1996
                             ----          ----         ----        ----        ----
Decker Mine                9,932,166     10,878,069  10,475,407  11,873,448   10,990,492
Black Butte Mine           3,367,585      2,928,393   2,667,718   1,928,894    1,838,293
Big Horn Mine                 20,980         76,401      65,911      44,202       15,549
Spring Creek Mine         11,302,150     10,995,516  11,312,935   8,306,306    9,015,000
                          ----------     ----------  ----------   ---------    ---------
Total                     24,622,881     24,878,379  24,521,971  22,152,850   21,859,334
                          ==========     ==========  ==========  ==========   ==========


               Set forth below is a summary by mine area of pertinent information as of December 31, 2000, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

        (a)  PRODUCING LEASES.

             (i) DECKER MINE. Decker Coal Company ("Decker") operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.*/ (a wholly owned subsidiary of Level 3 Communications Inc. ) and Western Minerals, Inc. (a wholly owned subsidiary of NERCO, Inc.). Each joint venturer owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 18,118 acres and has an annual productive capacity of 12,000,000 tons.

               The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                                     Estimated
                                      Terms of                  Total Recover-
                                     Overriding                 able Reserves
Lease             Lessor              Royalties                   (in tons)
-----             ------              ---------                 ---------------
M-073093          United States     5 cents per ton**/             109,900,000
M-061685          United States    10 cents per ton**/              19,700,000
M-057934          United States    10 cents per ton**/              28,100,000
C-1085-93         Montana          10 cents per ton***/              6,600,000
C-1087-95         Montana           5 cents per ton***/              8,800,000
C-1090-96         Montana           5 cents per ton***/                - 0 -
                                                                 --------------
          Total Estimated Recoverable Reserves                     173,100,000


--------------------------

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

          (ii) BLACK BUTTE MINE. Black Butte Coal Company ("Black Butte") operates this mine in Sweetwater County, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly owned subsidiary of Union Pacific Resources Group Inc.). The Black Butte Mine in its entirety includes approximately 58,427 acres and has an annual productive capacity of 4,500,000 tons.

               The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:

                                                                         Estimated
                                             Terms of                Total Recover-
                                             Overriding              able reserves
Lease               Lessor                   Royalties                   (in tons)
-----               ------                   ----------              ------------------
W-6266              United States            50% of the                2,680,000
                                             royalty
                                             payable to
                                             the lessor

0-27475             Wyoming                  3% of the
                                             gross output              4,250,000
                                                                       ---------

                    Total Estimated Recoverable Reserves               6,930,000
                                                                       =========

               The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor. */


----------------------

*/ Total remaining reserves on lease W-6266 are 21,930,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

               The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:


                                                                          Estimated
                                                                            Total
                                                                         Recoverable
                                                 Terms of                  reserves
Lease                     Lessor                 Royalties                  (in tons)
-----                     ------                 ---------                 ----------
Hitson                    Whitney Holdings       12 1/2% of selling
Lease                     Corp.*/                price                        - 0 -

Hitson-Schreibeis         Whitney Holdings
Lease                     Corp.                  10 cents per ton             - 0 -

Flying V                  Whitney Holdings       10% of avg. gross
Lease                     Corp.                  sales price**/               - 0 -
                                                                            ---------

                                    Total Estimated Recoverable Reserves      - 0 -
                                                                            ---------

        The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.


-------------------------
*/ Peter Kiewit Sons' Co.'s name was changed to Whitney Holdings Corp. effective March 19, 1998. Whitney Holdings Corp. is a wholly-owned subsidiary of PKS Information Services, Inc., which in turn is a wholly-owned subsidiary of Level 3 Communications Inc.

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

               The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:



                                                                   Estimated
                                         Terms of                Total Recover-
                                        Overriding               able reserves
Lease              Lessor                Royalties                 (in tons)
-----              ------                ----------              -------------
M-069782           United States        10 cents per ton*/        43,000,000


          (v) REVISED PRODUCTION ESTIMATES. Except with respect to the Big Horn Mine which has reached the end of its production cycle, the numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 2000, the Trustee understands that the amounts of coal expected to be recovered from the leases to which this situation applies were as follows:

                     Lease                             Revised Estimate
                     -----                             ----------------
                    M-073093                              9,096,000

------------------------

*/ Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty

         (b) NON-PRODUCING LEASES. In addition to its interests in these productive leases, the Trust has overriding royalty interests in three (3) leases, containing 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four (4) leases, containing approximately 19,300,000 tons of coal, which are considered to be not minable because of access, alluvial valley, or other problems.

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

               (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on December 31, 2000:



                                                   Approximate Number
                                                   ------------------
                   Title of Class                  of Unit Holders
                   --------------                  ---------------
                   Units of Beneficial                   811
                   Interest                              ---


               (c) DIVIDENDS. The Trust pays no dividends since it is not a corporation. Within ten (10) business days after the end of each calendar quarter, however, the Trustee will distribute the Quarterly Distribution

------------------------

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

               The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 2000 and 1999 and shows the date on which such amounts were distributed:


                                      2000
                                      ----

Quarter                   Date Dis-                     --Distribution Amounts--
 Ended                    tributed                 In Total              Per Unit
 -----                    --------                 --------              --------
March 31, 2000            04/12/00                   $2,157,528          $.170779
June 30, 2000             07/10/00                      187,356           .014830
Sept. 30, 2000            10/12/00                    2,632,784           .208398
Dec. 31, 2000             01/11/01                      170,566           .013502
                                                   ------------         ---------
Total Distributed                                    $5,148,234          $.407509
                                                   ============         =========

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
                                                   ============         =========

        Item 6. SELECTED FINANCIAL DATA.

               The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five years.




                                            Years Ended December 31,
                                            ------------------------

                         2000           1999           1998          1997           1996
                         ----           ----           ----          ----           ----
Royalty and
Interest
Income               $5,219,007     $4,890,823     $5,846,421    $5,558,238     $5,829,963

Trust
Expenses                (70,773)       (58,546)       (52,620)      (47,481)       (49,637)
                     ----------     ----------     ----------    ----------     ----------

Distributable
Income               $5,148,234     $4,832,277     $5,793,801    $5,510,757     $5,780,326
                     ----------     ----------     ----------    ----------     ----------

Distributable
 Income Per Unit
(12,633,432
units)               $  .407509     $  .382499     $  .458609    $  .436204     $  .457542
                     ===========    ===========    ===========   ===========    ===========

Total Assets         $  214,019     $  310,166     $  232,351    $  263,038     $  335,164
                     ===========    ===========    ===========   ===========    ===========


         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust expenses) for 2000 was $5,148,234 compared to $4,832,277 for 1999 and compared to $5,793,801 for 1998.

        The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:


         Mine                 2000               1999               1998
         ----                 ----               ----               ----
        Decker             $3,911,495         $3,564,221        $4,689,836
        Black Butte          - 0 -              - 0 -             - 0 -
        Spring Creek        1,120,604          1,147,419           974,359
        Big Horn              125,730            136,749           126,347
                           ----------         ----------        ----------
                           $5,157,829         $4,848,389        $5,790,542
                           ==========         ==========        ==========


               (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,911,495 in 2000 from $3,564,221 in 1999. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $3,564,221 in 1999 from $4,689,836 in 1998. These changes were the net result due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

               (b) BLACK BUTTE MINE. The amount of royalties and overriding royalties received by the Trust from the Black Butte Mine are $0 for 2000, 1999 and 1998, respectively, primarily because, under the current lease structure, as of March 31, 1996, lease number W-6266 had reached the cap on the amount of overriding royalty payable to the Trust for this mine and because the production for lease number 0-27475 is zero.

               (c) SPRING CREEK MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $1,120,604 in 2000 from $1,147,419 in 1999. The decrease reflects decreased production under the applicable lease. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,147,419 in 1999 from $974,359 in 1998. The increase reflects increased production under the applicable lease.

               (d) BIG HORN MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Big Horn Mine decreased to $125,730 in 2000 from $136,749 in 1999. The decrease reflects decreased production under the applicable lease. The amount of royalties and overriding royalties received from the Big Horn Mine increased to $136,749 during 1999 from $126,347 in 1998. The increase reflects increased production under the applicable lease. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

               (e) TRUST EXPENSES. Trust expenses increased to $70,773 in 2000 from $58,546 in 1999. The increase was primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISKS.

               Not applicable

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 2000 to December 31, 2000:

               (1)    Report of Independent Accountants

               (2)    Statements of Assets, Liabilities and Trust Corpus

               (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

               (4)    Notes to Financial Statements

                             KIEWIT ROYALTY TRUST


                             FINANCIAL STATEMENTS
                       as of December 31, 2000 and 1999
                        and for the three years ended
                              December 31, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the financial statements have been prepared on the basis of accounting which differs in some respects from accounting principles generally accepted in the United States of America. Accordingly, the accompanying financial statements are not intended to present financial position and results of operations of Kiewit Royalty Trust in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2000 and 1999, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000, in conformity with the basis of accounting described in
Note 1 to the financial statements.


                      /s/  PricewaterhouseCoopers LLP

Omaha, Nebraska
March 22, 2001

                             KIEWIT ROYALTY TRUST
              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                          December 31, 2000 and 1999



                      ASSETS                            2000          1999
                                                        ----          ----

Cash equivalents                                   $ 170,566      $ 253,524
                                                   ----------     ----------

Royalty and overriding royalty
interests in coal lease                              167,817        167,817

    Less accumulated amortization                   (124,364)      (111,175)
                                                   ----------     ----------


            Net royalty and overriding royalty
            interests in coal leases                  43,453         56,642
                                                   -----------    ----------




    Total Assets                                   $ 214,019      $ 310,166
                                                   =========      =========

               LIABILITIES AND TRUST CORPUS


Distributions payable to unit holders              $ 170,566      $ 253,524

Trust corpus:  12,633,432 units of beneficial
  interest authorized and outstanding                 43,453         56,642
                                                   ---------      ---------

    Total Liabilities and Trust Corpus             $ 214,019      $ 310,166
                                                   =========      =========






                 The accompanying notes are an integral part
                         of the financial statements.

                             KIEWIT ROYALTY TRUST
                      STATEMENTS OF DISTRIBUTABLE INCOME
                 for the three years ended December 31, 2000
                                     ---


                                                    2000               1999             1998
                                                    ----               ----             ----
Royalty income                               $5,157,829          $4,848,389        $5,790,542

Interest income                                  61,178              42,434            55,879

Trust expenses                                  (70,773)            (58,546)          (52,620)
                                                 ------             -------           -------

Distributable income                         $5,148,234          $4,832,277        $5,793,801
                                             ==========          ==========        ==========

Distributable income per unit                $  .407509          $  .382499        $  .458609
                                             ==========          ==========        ==========




                                  STATEMENTS OF CHANGES IN TRUST CORPUS
                               for the three years ended December 31, 2000

                                                  ---

                                                  2000                 1999             1998
                                                  ----                 ----             ----
Trust corpus, beginning of year          $     56,642            $    69,115       $    82,206

Amortization of royalty interests             (13,189)               (12,473)          (13,091)

Distributable income                        5,148,234              4,832,277         5,793,801

Distributions to unit holders              (5,148,234)            (4,832,277)       (5,793,801)
                                           ----------              ---------        ----------

Trust corpus, end of year                $     43,453            $    56,642       $    69,115
                                         ============            ===========       ===========



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

              This basis for reporting royalty income is thought to be the most meaningful because distributions to unit holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because under such principles royalty income for a month would be based on production for such month, without regard to when royalty payments are received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis on a lease, is charged directly to trust corpus since such amount does not affect distributable income.

        (b)   Cash Equivalents:

              Cash equivalents consist of money market funds, which are recorded at cost plus interest.

2.      Trust Organization and Provisions:

        The Trust was established on May 17, 1982. Units of beneficial interest (Units) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Level 3 Communications, Inc., formerly Peter Kiewit Sons', Inc. ("Level 3") as of June 10, 1982. Such shareholders were citizens of the United States of America. These shareholders received one Unit in the Trust for each share of Level 3 stock held. On June 28, 1982, Level 3 conveyed to the Trust royalty and overriding royalty interests owned by Level 3's subsidiaries in certain coal properties in Montana and Wyoming.

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

4.      Distributions to Unit Holders:

        The amounts to be distributed to unit holders (Quarterly Distribution Amount) are determined on a quarterly basis. The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties, plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves. The Quarterly Distribution Amount is payable to unit holders of record as of the last business day of each calendar quarter. The cash distributions are made quarterly within the first 10 business days of January, April, July and October.

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

6.      Summary of Quarterly Financial Data (Unaudited):

        The following is a summary of the unaudited quarterly financial information:




                                                                                  Distributable
                                                     Royalty     Distributable           Income
For the year ended December 31, 2000:                 Income            Income         Per Unit
                                                      ------     -------------    -------------
        March 31, 2000                            $2,158,466        $2,157,528         $.170779
        June 30, 2000                                204,119           187,356          .014830
        September 30, 2000                         2,621,668         2,632,784          .208398
        December 31, 2000                            173,578           170,566          .013502
                                                  ----------     -------------    -------------

                                                  $5,157,831        $5,148,234         $.407509
                                                  ==========        ==========         ========


For the year ended December 31, 1999:
        March 31, 1999                            $1,774,480        $1,768,656         $.139998
        June 30, 1999                                253,698           246,668          .019525
        September 30, 1999                         2,557,650         2,563,428          .202908
        December 31, 1999                            262,561           253,525          .020068
                                                  ----------     -------------    -------------

                                                  $4,848,389        $4,832,277         $.382499
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

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the only person who, as of December 31, 2000, was known by the Trust to be a beneficial owner of more than five percent of the Units:


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


              (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. See Item 10, above. As of December 31, 2000, U.S. Bank National Association, Trustee, did not beneficially own any Units in the Trust. However, the Trustee does hold in trust 800,000 Units for the benefit of Walter Scott, Jr., as well as Units for certain other persons in connection with its fiduciary relationship with such persons.

              (c) CHANGES IN CONTROL. As of December 31, 2000, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, above, the Trust has no directors and no officers. During 2000, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

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

              (d)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

                                   PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

              (a)   (1)      FINANCIAL STATEMENTS.  See Item 8, above.

                    (2)      FINANCIAL STATEMENT SCHEDULES.  See Item 8, above.

                    (3)      EXHIBITS.  See Item 14(c), below.

              (b) REPORTS ON FORM 8-K. The Trust did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

                                         KIEWIT ROYALTY TRUST (Registrant)
                                         By:   U.S. Bank National Association
                                               in its capacity as Trustee and
                                               not in its individual capacity or
                                               otherwise



Date: March 28, 2001                       By: /s/ Susan K. Rosburg
                                             ---------------------
                                                Susan K. Rosburg
                                                Trust Officer






              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                             Capacity             Date

U.S. Bank National Association           Trustee              March 28, 2001




By: /s/ Susan K. Rosburg
   ----------------------
   Susan K. Rosburg
   Trust Officer