Form 10-Q
period 2001-03-31
KIEWIT ROYALTY TRUST
filed 2001-05-15
CIK 711477

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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


                                 Trust Division
                         U.S. Bank National Association
                               1700 Farnam Street
                              Omaha, Nebraska 68102
                        ---------- ---------------------
                    (Address of Principal Executive Offices)

                                 (402) 348-6000
                      --------------------- --------------
                (Registrant's telephone no. including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of May 15, 2001, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
       unaudited as of March 31, 2001 and audited as of December 31, 2000



ASSETS                                                                   2001                                  2000
------                                                                   ----                                  ----
Cash equivalents                                                   $1,683,135                              $170,566
                                                                   ----------                              --------

Royalty and overriding
royalty interests in coal
leases                                                                167,817                               167,817

Less accumulated amortization                                        (127,126)                             (124,364)
                                                                     --------                              --------

Net royalty and overriding
royalty interests in coal leases                                       40,691                                43,453
                                                                       ------                                ------

Total Assets                                                       $1,723,826                              $214,019
                                                                   ==========                              ========



LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders                              $1,683,135                              $170,566

Trust corpus: 12,633,432 units of beneficial
interest authorized and outstanding                                    40,691                                43,453
                                                                       ------                                ------

Total Liabilities and Trust Corpus                                 $1,723,826                              $214,019
                                                                   ==========                              ========



                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
          unaudited for the three months ended March 31, 2001 and 2000


                                                               Three Months Ended March 31
                                                               ---------------------------

                                                           2001                           2000
                                                           ----                           ----
Royalty income                                       $1,688,481                     $2,158,466

Interest income                                          14,636                         18,255

Trust expenses                                          (19,982)                       (19,193)
                                                        -------                        -------

Distributable income                                 $1,683,135                     $2,157,528
                                                     ==========                     ==========

Distributable income per unit                          $.133229                       $.170779
                                                       ========                       ========




                      STATEMENTS OF CHANGES IN TRUST CORPUS
          unaudited for the three months ended March 31, 2001 and 2000


                                                               Three Months Ended March 31
                                                               ---------------------------

                                                           2001                          2000
                                                           ----                          ----
Trust corpus as of January 1                          $  43,453                     $  56,642

Amortization of royalty interests                        (2,762)                       (1,835)

Distributable income                                  1,683,135                     2,157,528

Distributions to unit holders                        (1,683,135)                   (2,157,528)
                                                     ----------                    ----------



Trust corpus as of March 31                           $  40,691                    $   54,807
                                                      =========                    ==========



                   The accompanying notes are an integral part
                           of the financial statements

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                   as of March 31, 2001 and December 31, 2000

BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee's opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust's annual report on Form 10-K for the year ended December 31, 2000.

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

         b.    MATERIAL CHANGES IN RESULTS OF OPERATIONS.

        During the three months ended March 31, 2001 the Trust received a total of $1,688,481 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:


                                           Three Months Ended March 31

Mine                                          2001               2000
----                                          ----               ----
Decker                                  $1,687,081         $2,099,374

Big Horn                                     1,400             59,092

Spring Creek                                    --                 --
                                        ----------         ----------
                                        $1,688,481         $2,158,466
                                        ----------         ----------


                i.      DECKER MINE.

                        Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,687,081 during the first three months of 2001 compared to $2,099,374 during the same period in 2000. These changes in royalty and overriding royalty amounts received were due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates; and (ii) a reduction in sales tonnage of approximately 20% during the period from which payment received during the first three months of 2001 is derived compared to the same period in 2000.

                ii.     BIG HORN MINE.

                        No royalties were received from the Big Horn Mine during the first three months of 2001 compared to $59,092 received during the same period in 2000. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first three months of 2001, the Big Horn Mine received $1,400 in rental payments.

                iii     SPRING CREEK MINE.

                        No royalties were received from the Spring Creek Mine during the first three months of 2001 and 2000 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of a calendar year.

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


                                          KIEWIT ROYALTY TRUST
                                            (Registrant)

                                          By:  U. S. Bank National Association
                                               in its capacity as Trustee and
                                               not in its individual capacity
                                               or otherwise

                                                  /s/ SUSAN K. ROSBURG
                                               ------------------------------
                                               Susan K. Rosburg
                                               Trust Officer


Dated:  May 15, 2001