Form 10-Q
period 2001-06-30
KIEWIT ROYALTY TRUST
filed 2001-08-13
CIK 711477

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission File No. 0-10810

KIEWIT ROYALTY TRUST

(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102

(Address of Principal Executive Offices)

(402) 348-6000

(Registrant’s telephone no. including area code)

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

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

      As of August 13, 2001, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2001	December 31, 2000
ASSETS	(unaudited)

Cash equivalents	$294,265	$170,566

Royalty and overriding

royalty interests in coal

leases	167,817	167,817

Less accumulated amortization	(128,246)	(124,364)

Net royalty and overriding

royalty interests in coal leases	39,571	43,453

Total Assets	$333,836	$214,019

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$294,265	$170,566

Trust corpus: 12,633,432 units of beneficial

interest authorized and outstanding	39,571	43,453

Total Liabilities and Trust Corpus	$333,836	$214,019

The accompanying notes are an integral part
of the financial statements

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Royalty income	$304,251	$204,119	$1,992,732	$2,362,585

Interest income	3,886	6,057	18,522	24,312

Trust expenses	(13,872)	(22,820)	(33,854)	(42,013)

Distributable income	$294,265	$187,356	$1,977,400	$2,344,884

Distributable income per unit	$.023293	$.014830	$.156521	$.185609

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30

	2001	2000

Trust corpus as of January 1	$43,453	$56,642

Amortization of royalty interests	(3,882)	(4,593)

Distributable income	1,977,400	2,344,884

Distributions to unit holders	(1,977,400)	(2,344,884)

Trust corpus as of June 30	$39,571	$52,049

The accompanying notes are an integral part
of the financial statements

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2001 and December 31, 2000

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2000.

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

Recent Developments

      On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of alleged overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. The Trustee is currently reviewing and evaluating various agreements, leases and other documentation to determine the legitimacy of these alleged overpayments and impact to the Trust, if any, as related to these alleged overpayments. The ultimate outcome of this issue is uncertain at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

a.	Material Changes in Financial Condition.

              The Trust is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of (1) administering the income received from such coal leases and (2) distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

b.	Material Changes in Results of Operations.

              During the six months ended June 30, 2001 the Trust received a total of $1,992,732 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30

Mine	2001	2000	2001	2000

Decker	$254,251	154,844	$1,941,332	$2,254,218

Big Horn	—	49,275	1,400	108,367

Spring Creek	50,000	—	50,000	—

	$304,251	$204,119	$1,992,732	$2,362,585

i.	Decker Mine.

                       Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,941,332 during the first six months of 2001 compared to $2,254,218 during the same period in 2000. For the second quarter of 2001, the payments received by the Trust from the Decker Mine increased to $254,251 compared to $154,844 received during the same period in 2000. These changes in royalty and overriding royalty amounts received were due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates; and (ii) a reduction in sales tonnage of approximately 12% during the period from which payment received during the first six months of 2001 is derived compared to the same period in 2000.

ii.	Big Horn Mine.

                       No royalties were received from the Big Horn Mine during the first six months of 2001 compared to $108,367 received during the same period in 2000 and compared to $49,275 received for the second quarter of 2000. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first six months and during the second quarter of 2001, the Big Horn Mine received rental payments of $1,400 and $0, respectively.

iii	Spring Creek Mine.

                       Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $50,000 during the first six months of 2001 compared to the same period in 2000, during which no payment was received for the second quarter of 2001, the payments received by the Trust from the Spring Creek Mine increased to $50,000 compared to the same period in 2000, during which no payment was received. These changes in royalty and overriding royalty amounts received were due to the fact that the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter of 2001. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of a calendar year. Such was the case in 2000.

c.	Recent Development

              On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of possible overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the past five years. See “Recent Developments” under Notes to Financial Statements set forth above.

PART II —OTHER INFORMATION.

Item 1. Legal Proceedings.

      There are no material pending legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 2. Changes in Securities and Use of Proceeds.

      Not Applicable.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 1 to the Trust’s Form 10 filed with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 2 to the Trust’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, and incorporated herein by reference).

(b)	No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST (Registrant)

By: U. S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

/s/ SUSAN K. ROSBURG Susan K. Rosburg Trust Officer

Dated: August 13, 2001

Sutherland Asbill & Brennan LLP
1275 Pennsylvania Avenue, N.W.
Washington, D.C. 20004-2415

August 13, 2001

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:	Kiewit Royalty Trust Quarterly Report on Form 10-Q (No. 0-10810)

Ladies and Gentlemen:

      On behalf of the Kiewit Royalty Trust (the “Company”), we are transmitting for filing a conformed electronic format copy of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

      If you have any questions about this filing, please call the undersigned at (202) 383-0218.

Very truly yours,

/s/ CYNTHIA M. KRUS Cynthia M. Krus

Enclosure