Form 10-Q
period 2001-09-30
KIEWIT ROYALTY TRUST
filed 2001-11-14
CIK 711477

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     As of November 14, 2001, there were 12,633,432 Units of Beneficial Interest of the registrant outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

ASSETS	September 30, 2001	December 31, 2000
	(unaudited)

Cash equivalents	$1,214,377	$170,566

Trust reserves	783,317	—

Royalty and overriding
royalty interests in coal
leases	167,817	167,817

Less accumulated amortization	(129,385)	(124,364)

Net royalty and overriding
royalty interests in coal leases	38,432	43,453

Total Assets	$2,036,126	$214,019

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$1,214,377	$170,566

Trust reserves	783,317	—

Trust corpus: 12,633,432 units of
beneficial interest authorized and outstanding	38,432	43,453

Total Liabilities and Trust Corpus	$2,036,126	$214,019

The accompanying notes are an integral part
of the financial statements

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2001	2000	2001	2000

Royalty income	$2,012,101	$2,621,668	$4,004,834	$4,984,252
Interest income	10,762	27,921	29,284	52,234
Trust expenses	(25,169)	(16,805)	(59,023)	(58,818)
Trust reserves	(783,317)	—	(783,317)	—

Distributable income	$1,214,377	$2,632,784	$3,191,778	$4,977,668

Distributable income per unit	$.096124	$.208398	$.252645	$.394008

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30

	2001	2000

Trust corpus as of January 1	$43,453	$56,642
Amortization of royalty interests	(5,021)	(9,440)
Distributable income	3,191,778	4,977,668
Distributions to unit holders	(3,191,778)	(4,977,668)

Trust corpus as of September 30	$38,432	$47,202

The accompanying notes are an integral part
of the financial statements

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2001 and December 31, 2000

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

This basis for reporting royalty income is thought to be the most meaningful because distributions to unit holders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such principles, royalty income for a month would be based on production for such month, without regard to when royalty payments are received. In addition, amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis on a lease, is charged directly to trust corpus since such amount does not affect distributable income.

Recent Development

               On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of alleged overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. The Trustee is currently reviewing and evaluating various agreements, leases and other documentation to determine the legitimacy of these alleged overpayments and impact to the Trust, if any, as related to these alleged overpayments. In addition, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, is being held in reserve in connection with this matter. The ultimate outcome of this issue is uncertain at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

               b.     Material Changes in Results of Operations.

                       During the nine months ended September 30, 2001 the Trust received a total of $4,004,834 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30

Mine	2001	2000	2001	2000

Decker	$1,228,784	1,488,665	$3,170,117	$3,742,883
Big Horn	—	12,399	1,400	120,765
Spring Creek	783,317	1,120,604	833,317	1,120,604

	$2,012,101	$2,621,668	$4,004,834	$4,984,252

                      i.     Decker Mine.

                             Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $3,170,117 during the first nine months of 2001 compared to $3,742,883 during the same period in 2000. For the third quarter of 2001, the payments received by the Trust from the Decker Mine decreased to $1,228,784 compared to $1,488,665 received during the same period in 2000. These changes in royalty and overriding royalty amounts received were due to (i) changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates; and (ii) a reduction in sales tonnage of approximately 21% during the period from which payment received during the first nine months of 2001 is derived compared to the same period in 2000.

                       ii.     Big Horn Mine.

                               No royalties were received from the Big Horn Mine during the first nine months of 2001 compared to $120,765 received during the same period in 2000 and compared to $12,399 received for the third quarter of 2000. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first nine months and during the third quarter of 2001, the Big Horn Mine received rental payments of $1,400 and $0, respectively.

                      iii.      Spring Creek Mine.

                                Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $833,317 during the first nine months of 2001 compared to $1,120,604 received during the same period in 2000. For the third quarter of 2001, the payments received by the Trust from the Spring Creek Mine decreased to $783,317 compared to $1,120,604 received during the same period in 2000. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Although royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of a calendar year, the Spring Creek mine made a $50,000 payment immediately prior to the end of the second quarter of 2001.

               c.     Recent Development

                       On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of possible overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. The Trustee is currently reviewing and evaluating various agreements, leases and other documentation to determine the legitimacy of these alleged overpayments and impact to the Trust, if any, as related to these alleged overpayments. In addition, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, is being held in reserve in connection with this matter. See “Recent Development” under Notes to Financial Statements set forth above.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings

                       There are no material pending legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 1 to the Trust’s Form 10 filed with the Securities and Exchange Commission on December 23, 1982, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 2 to the Trust’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, and incorporated herein by reference).

(b)	No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST (Registrant)

	By:	U. S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

/s/ SUSAN K. ROSBURG Susan K. Rosburg Trust Officer

Dated: November 14, 2001