Form 10-K405
period 2001-12-31
KIEWIT ROYALTY TRUST
filed 2002-03-28
CIK 711477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                 (402) 348-6000
                       ----------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------
Securities registered pursuant to Section 12(g) of the Act:     Units of Beneficial Interest
                                                            -----------------------------------
                                                                     (Title of class)

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

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. Yes X . No   .
                                       ---    ---

                There currently is no market for the Units of Beneficial Interest (the "Units"). As a result, the aggregate market value of the Units is not available.

                As of March 22, 2002, there were 12,633,432 Units of Beneficial Interest held by non-affiliates of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1. Business............................................................ 1

        (a)  General Development of Business................................ 1

        (b)  Financial Information about Industry Segments.................. 2

        (c)  Narrative Description of Business.............................. 2

        (d)  Financial Information about Geographic Areas................... 3

Item 2. Properties.......................................................... 3

        (a)  Producing Leases............................................... 5

        (b)  Non-Producing Leases............................................8

Item 3. Legal Proceedings....................................................8

Item 4. Submission of Matters to a Vote of Security
        Holders..............................................................9

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters..........................................9

        (a)  Market Information..............................................9

        (b)  Holders.........................................................9

        (c)  Dividends......................................................10

        (d)  Recent Sales of Securities.....................................11

Item 6. Selected Financial Data.............................................11

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................11

        (a)  Decker Mine ...................................................12

        (b)  Black Butte Mine...............................................12

        (c)  Spring Creek Mine..............................................12

        (d)  Big Horn Mine..................................................13

        (e)  Trust Expenses.................................................13

        (f)  Trust Reserve..................................................13

Item 7A. Quantitative and Qualitative Disclosures about Market Risks........13

Item 8.  Financial Statements and Supplementary Data........................13

         (a)  Financial Statements..........................................13

         (b)  Supplementary Data............................................23

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................23

PART III

Item 10. Directors and Executive Officers of the
         Registrant.........................................................24

Item 11. Executive Compensation.............................................24

Item 12. Security Ownership of Certain Beneficial
         Owners and Management..............................................24

         (a)  Security Ownership of Certain Beneficial Owners...............24

         (b)  Security Ownership of Management..............................24

         (c)  Changes in Control............................................24

Item 13. Certain Relationships and Related Transactions.....................24

         (a)  Transactions with Management and Others.......................24

         (b)  Certain Business Relationships................................25

         (c)  Indebtedness of Management....................................25

         (d)  Transactions with Promoters...................................25

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K................................................25

         (a)  Financial Statements and Schedules............................25

         (b)  Reports on Form 8-K...........................................25

         (c)  Exhibits......................................................25

         Signatures.........................................................26

                                     PART I

Item 1. BUSINESS.

                (a) GENERAL DEVELOPMENT OF BUSINESS. Kiewit Royalty Trust ( the "Trust") is a trust organized under the laws of the State of Nebraska. The Trust was created under a Trust Indenture dated May 17, 1982, which subsequently was amended on June 9, 1982, June 23, 1982, and by a court order dated September 23, 1994. A copy of the Trust Indenture is attached to this Form 10-K as an exhibit, and is incorporated herein by reference. A copy of the Order of the County Court of Douglas County, Nebraska, dated September 23, 1994, amending the Trust Indenture is attached to this Form 10-K as an exhibit, and is incorporated herein by reference.

                The Trust was created by Level 3 Communications, Inc., a Delaware corporation, formerly Peter Kiewit Sons', Inc. (hereinafter referred to as "Level 3"). The Trust was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests(1) in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Level 3 effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). On June 23, 1982, the Units were distributed pro rata to holders of record on June 10, 1982 of Level 3's Class B and Class C common stock. Such shareholders were citizens of the United States of America.

                The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is to be distributed to holders of Units (hereinafter referred to as "Unit Holders") during the months of January, April, July, and October of each year. The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska, which is a wholly-owned subsidiary of U.S. Bancorp, a registered bank holding company.

----------
(1) When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an "operating interest" and the owner may retain a "royalty interest." A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An "overriding royalty interest," which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee's assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

                (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Trust receives its income from royalty and overriding royalty interests in certain coal leases. The Trust does not operate in any other industry segment.

                (c) NARRATIVE DESCRIPTION OF BUSINESS. The Trust owns three (3) royalty interests and sixteen (16) overriding royalty interests relating to leases in four (4) coal mining areas in Montana and Wyoming. The royalty and overriding royalty interests transferred to the Trust previously had been owned by various wholly-owned Level 3 subsidiaries, and by Montana Royalty Company, Ltd., a partnership among three wholly-owned Level 3 subsidiaries and Resource Development Co., Inc., a Washington state corporation.

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

                The Trustee is authorized and required to use the money it receives to pay all liabilities of the Trust, including but not limited to all services of the Trustee, and the compensation of geologists, engineers, accountants, attorneys, or professional experts that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

                All available net income of the Trust will be distributed pro rata on a quarterly basis to Unit Holders. During any period between distributions to Unit Holders, the Trustee may invest any cash being held as a reserve for liabilities or for distribution in (i) time deposits of the bank of the Trustee; (ii) any open-ended management type investment company or investment trust registered pursuant to the Investment Company Act of 1940 (provided that such investment matures on or before the next succeeding distribution date and is held until maturity); or (iii) trust-quality fixed net asset money market funds that have total assets of $100,000,000 or more and consist solely of direct obligations of the U.S. Government and/or next-business day repurchase agreements fully collateralized by direct obligations of the U.S. Government.

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

                (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS. During 2001, the Trust received gross royalty income of $4,209,863 and created a reserve against the gross royalty income of $783,317 related to the Spring Creek Mine royalties received, yielding an amount of $3,426,546 in net royalty income. The royalty income was received from sources exclusively located in the United States. See Spring Creek Mine at Item 7(c) and Trust Reserve at Item 7(f) for further information relating to the creation of a reserve account with respect to the Spring Creek Mine royalties.

Item 2. PROPERTIES.

                The Trust's properties consist of royalty and overriding royalty interests in nineteen (19) coal leases in four (4) mining areas located in Montana and Wyoming. All of these royalty and overriding royalty interests were transferred to the Trust, as described in Item 1 above, by Level 3 and are subject to the provisions of the coal lease agreements under which they were created.

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

                The remaining periods of the underlying coal leases as of December 31, 2001, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the full estimated total recoverable reserves could be extracted. However, it does not appear likely that the estimated total recoverable reserves will in fact be extracted. See "Properties -- Producing Leases -- Revised Production Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to extract the total recoverable reserves or failure to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

                The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four (4) mines to which the coal leases pertain:

                              Tons of Coal Produced

                         2001           2000           1999           1998           1997
                      ----------     ----------     ----------     ----------     ----------
Decker Mine            7,038,734      9,932,166     10,878,069     10,475,407     11,873,448

Black Butte Mine           - 0 -      3,367,585      2,928,393      2,667,718      1,928,894

Big Horn Mine              - 0 -         20,980         76,401         65,911         44,202

Spring Creek Mine      9,664,969     11,302,150     10,995,516     11,312,935      8,306,306
                      ----------     ----------     ----------     ----------     ----------

Total                 16,703,703     24,622,881     24,878,379     24,521,971     22,152,850
                      ==========     ==========     ==========     ==========     ==========

                Set forth below is a summary by mine area of pertinent information as of December 31, 2001, about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

        (a) PRODUCING LEASES.

             (i) DECKER MINE. Decker Coal Company ("Decker") operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.(2) (a wholly-owned subsidiary of Level 3 Communications, Inc.) and Western Minerals, Inc. (a wholly-owned subsidiary of NERCO, Inc.). Each company owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 18,118 acres and has an annual productive capacity of 12,000,000 tons.

                The Trust owns overriding royalty interests in six (6) productive leases at the Decker Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

                                                       Estimated Total
                                  Terms of               Recoverable
                                 Overriding               Reserves
Lease           Lessor           Royalties                (in tons)
-----           ------           ---------             ---------------
M-073093        United States    5 cents per ton(3)        109,000,000

M-061685        United States   10 cents per ton(3)         16,400,000

M-057934        United States   10 cents per ton(3)         27,600,000

C-1085-93       Montana         10 cents per ton(4)          4,600,000

C-531-65        Montana          5 cents per ton(4)          8,700,000

C-823-66        Montana          5 cents per ton(4)            - 0 -
                                                       ---------------

          Total Estimated Recoverable Reserves             166,300,000

             (ii) BLACK BUTTE MINE. Black Butte Coal Company ("Black Butte") operates this mine in Sweetwater County, Wyoming, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between

----------
(2) KCP Inc. was formerly known as Kiewit Coal Properties Inc. This name change occurred on March 25, 1998.

(3) The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

(4) The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

KCP Inc. and Bitter Creek Coal Company (a wholly-owned subsidiary of Union Pacific Resources Group Inc.). The Black Butte Mine in its entirety includes approximately 58,427 acres and has an annual productive capacity of 4,500,000 tons.

                The Trust owns overriding royalty interests in two (2) productive leases at the Black Butte Mine. The terms of the Trust's overriding royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying note is an integral part:

                                                           Estimated Total
                                      Terms of               Recoverable
                                      Overriding              Reserves
Lease          Lessor                 Royalties               (in tons)
-----          ------                 ----------           ---------------
W-6266         United States          50% of the                - 0 -
                                      royalty
                                      payable to
                                      the lessor

O-27475        Wyoming                3% of the
                                      gross output              - 0 -
                                                           ---------------

               Total Estimated Recoverable Reserves             - 0 -

                The Trust's overriding royalty from lease number W-6266 is further limited to the difference between a specified amount per ton and the royalty per ton payable to the lessor. (5)

             (iii) BIG HORN MINE. Big Horn Coal Company ("Big Horn") has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly-owned subsidiary of KCP Inc.

                The terms of the Trust's royalty interests and the estimated total recoverable reserves of each lease are set forth in the table below, of which the accompanying notes are an integral part:

----------
(5) Total remaining reserves on lease W-6266 are 19,547,000 tons. However, due to a renegotiation provision regarding the royalty payable under the lease and the cap on the amount of the overriding royalty, the Trust no longer receives an overriding royalty on coal produced after March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 Estimated Total
                                                                                   Recoverable
                                                                                    Reserves
Lease                      Lessor                      Terms of Royalties           (in tons)
-----                      ------                      ------------------        ---------------
Hitson Lease               Whitney Holdings Corp.(6)   12 1/2% of selling price         0

Hitson-Schreibeis Lease    Whitney Holdings Corp.      10 cents per ton                 0

Flying V Lease             Whitney Holdings Corp.      10% of avg. gross
                                                       sales price(7)                   0
                                                                                 ---------------

                                   Total Estimated Recoverable Reserves                 0
                                                                                 ---------------

        During February, 2002, the Hitson and Hitson-Schreibeis leases were terminated. Accordingly, no amounts are expected to be recovered by the Trust from those leases in the future. Additionally, the Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

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

                The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the estimated total recoverable reserves of the lease are set out below:


----------
(6) Whitney Holdings Corp. was formerly known as Peter Kiewit Sons' Co. This name change occurred on March 19, 1998. Whitney Holdings Corp. is a wholly-owned subsidiary of (i)Structure, Inc., which in turn is a wholly-owned subsidiary of Level 3 Communications Inc. (i)Structure, Inc. was formerly known as PKS Information Services, Inc. This name change occurred on May 18, 2000.

(7) By the terms of the assignment by which it was created, the royalty payable for this lease is 10% of the average gross sales price per ton or, if greater, the highest royalty payable to the U.S. Government for similar quality coal mined in Wyoming.

                                                                  Estimated
                                                                    Total
                                         Terms of                Recoverable
                                        Overriding                 Reserves
Lease              Lessor               Royalties                 (in tons)
-----              ------               ---------               -------------
M-069782           United States        10 cents per ton(8)      32,955,000

             (v) REVISED PRODUCTION ESTIMATES. Except with respect to the Big Horn Mine which has reached the end of its production cycles, the numbers set forth in the charts above in the column entitled "Estimated Total Recoverable Reserves" reflect estimates made at the time of the formation of the Trust in 1982, reduced to reflect the amount of coal actually extracted from the relevant leases. As a result, certain of these numbers do not reflect current conditions in the coal market. In light of recent reductions in the amounts of coal purchased under existing coal contracts (based both upon elections by customers to take the minimum quantities of coal permitted under the terms of such agreements and upon amendments of such agreements) and current conditions in the coal market, the amount of coal expected to be produced from such leases has been significantly reduced. As of December 31, 2001, the Trustee understands that the amounts of coal expected to be recovered from the lease to which this situation applies was as follows:

Lease                             Revised Estimate
-----                             ----------------
M-073093                              4,785,000


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

Item 3. LEGAL PROCEEDINGS.

                None.


----------
(8) Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

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

                Under the 1933 Act, the Units should be treated as "restricted securities." As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission's Rule 144, a Unit Holder who is not an "affiliate"(9) of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least two years have elapsed since such Units were owned by any affiliate of the Trust. In this regard, it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section 4 (1-1/2) exemption from the registration requirements of the 1933 Act.

                None of the Units is subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

                (b) HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on March 22, 2002:

                                                   Approximate Number
                   Title of Class                  of Unit Holders
                   --------------                  ---------------
                   Units of Beneficial                   823
                   Interest


----------
(9) Under Rule 144(a)(i), an "affiliate" of the Trust would be any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Trust.

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

                The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 2001 and 2000 and shows the date on which such amounts were distributed:

                                      2001
                                      ----

                                           Distribution Amounts
                          Date          --------------------------
  Quarter Ended        Distributed       In Total        Per Unit
-----------------      -----------      ----------       ---------
March 31, 2001           04/09/01       $1,683,135       $0.133229

June 30, 2001            07/10/01          294,265        0.023293

Sept. 30, 2001           10/09/01        1,214,377        0.096124

Dec. 31, 2001            01/11/02          188,883        0.014951
                                        ----------       ---------

  Total Distributed                     $3,380,660       $0.267597
                                        ==========       =========


                                      2000
                                      ----

                                             Distribution Amounts
                                          --------------------------
                                             Date
  Quarter Ended          Distributed       In Total        Per Unit
-------------------      -----------      ----------       ---------
March 31, 2000             04/12/00       $2,157,528       $0.170779

June 30, 2000              07/10/00          187,356        0.014830

Sept. 30, 2000             10/12/00        2,632,784        0.208398

Dec. 31, 2000              01/11/01          170,566        0.013502
                                          ----------       ---------

  Total Distributed                       $5,148,234       $0.407509
                                          ==========       =========

        (d)     RECENT SALES OF SECURITIES.

                None.

        Item 6. SELECTED FINANCIAL DATA.

                The table below sets forth selected financial data, drawn from the Trust's audited financial statements, for each of the last five fiscal years.

                                                       Years Ended December 31,
                                                       ------------------------

                              2001             2000              1999              1998              1997
                         -------------     ------------      ------------      ------------      ------------
Royalty and              $   4,244,950     $  5,219,007      $  4,890,823      $  5,846,421      $  5,558,238
Interest Income

Trust Expenses                 (80,973)         (70,773)          (58,546)          (52,620)          (47,481)


Trust Reserves                (783,317)              --                --                --                --
                         -------------     ------------      ------------      ------------      ------------
Distributable Income     $   3,380,660     $  5,148,234      $  4,832,277      $  5,793,801      $  5,510,757
                         =============     ============      ============      ============      ============


Distributable            $    0.267597     $   0.407509      $   0.382499      $   0.458609      $   0.436204
Income Per Unit          =============     ============      ============      ============      ============
(12,633,432
units)

Total Assets             $   1,009,585     $    214,019      $    310,166      $    232,351      $    263,038
                         =============     ============      ============      ============      ============


        Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2001 was $3,380,660 compared to $5,148,234 for 2000 and compared to $4,832,277 for 1999.
The decrease in distributable income in 2001 from 2000 was primarily due to the creation of a reserve in the amount of $783,317 for royalty payments received from the Spring Creek Mine that are subject to a dispute more fully described below in Spring Creek Mine and Trust Reserve, and due to an overall decrease in royalty and overriding royalty payments received for each income-producing mine as further discussed below.

        The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

          Mine              2001           2000           1999
         ------          ----------     ----------     ----------
        Decker           $3,375,106     $3,911,495     $3,564,221

        Black Butte               0              0              0

        Spring Creek        833,317      1,120,604      1,147,419

        Big Horn              1,440        125,730        136,749
                         ----------     ----------     ----------

                         $4,209,863     $5,157,829     $4,848,389
                         ==========     ==========     ==========

                (a) DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $3,375,106 in 2001 from $3,911,495 in 2000. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,911,495 in 2000 from $3,564,221 in 1999. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

                (b) BLACK BUTTE MINE. The amount of royalties and overriding royalties received by the Trust from the Black Butte Mine are $0 for 2001, 2000 and 1999, respectively, primarily because, under the current lease structure, as of March 31, 1996, lease number W-6266 had reached the cap on the amount of overriding royalty payable to the Trust for this mine and because the production for lease number O-27475 is zero.

                (c) SPRING CREEK MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $833,317 in 2001 from $1,120,604 in 2000. This decrease is due to decreased coal production under the Spring Creek Mine leases. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $1,120,604 in 2000 from $1,147,419 in 1999. The decrease reflects decreased production under the applicable lease.

                On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of alleged overpayments aggregating approximately $476,000 related to the Trust's overriding royalty interest that were remitted during the period from 1996 to 2000. The Trustee is currently reviewing and evaluating various agreements, leases and other documentation to determine the legitimacy of these alleged overpayments and impact to the Trust, if any, as related to these alleged overpayments. In addition, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. The ultimate outcome of this issue is uncertain at this time.

                (d) BIG HORN MINE. No royalties were received from the Big Horn Mine during 2001 compared to $125,730 received during 2000. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During 2001, the Big Horn Mine received a rental payment of $1,440. The amount of royalties and overriding royalties received from the Big Horn Mine decreased to $125,730 in 2000 from $136,749 in 1999. The decrease reflects decreased production under the applicable lease.

                (e) TRUST EXPENSES. Trust expenses increased to $80,973 in 2001, compared to $70,773 in 2000 and compared to $58,546 in 1999. The increases are primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

                (f) TRUST RESERVE. As discussed above, the $783,317 royalty payment received from Spring Creek Mine on July 31, 2001 is being held in a reserve account in connection with alleged overpayments from 1996 to 2000 by Spring Creek Mine to the Trust.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

                Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                (a) FINANCIAL STATEMENTS. The following documents are filed as part of the Trust's financial statements for the period from January 1, 2001 to December 31, 2001:

                        (1) Independent Auditors' Report and Report of Independent Accountants

                        (2)     Statements of Assets, Liabilities and Trust
                                Corpus

                        (3) Statements of Distributable Income and Statements of Changes in Trust Corpus

                        (4)     Notes to Financial Statements

                              KIEWIT ROYALTY TRUST


                              FINANCIAL STATEMENTS
                        as of December 31, 2001 and 2000
                          and for the three years ended
                                December 31, 2001

                          INDEPENDENT AUDITORS' REPORT


The Trustee and Unit Holders
Kiewit Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2001, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the financial statements have been prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2001, and the distributable income and changes in trust corpus for the year then ended, in conformity with the basis of accounting described in Note 1 to the financial statements.

                                              /s/  KPMG LLP

Omaha, Nebraska
March 22, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Kiewit Royalty Trust as of December 31, 2000 and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the financial statements have been prepared on a basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America. Accordingly, the accompanying financial statements are not intended to present the financial position and results of operations of Kiewit Royalty Trust in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Kiewit Royalty Trust as of December 31, 2000 and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2000 in conformity with the basis of accounting described in Note 1 to the financial statements.



/s/ PricewaterhouseCoopers LLP
March 22, 2001

                              KIEWIT ROYALTY TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           December 31, 2001 and 2000


                ASSETS                                 2001             2000
                                                   -----------      -----------
Cash equivalents                                   $   188,882      $   170,566

Trust reserves                                         783,317               --

Royalty and overriding royalty                         167,817          167,817
interests in coal lease

    Less accumulated amortization                     (130,431)        (124,364)
                                                   -----------      -----------

            Net royalty and overriding royalty
            interests in coal leases                    37,386           43,453
                                                   -----------      -----------

    Total Assets                                   $ 1,009,585      $   214,019
                                                   ===========      ===========


            LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders              $   188,882      $   170,566

Trust reserves payable                                 783,317               --

Trust corpus: 12,633,432 units of beneficial
  interest authorized and outstanding                   37,386           43,453
                                                   -----------      -----------

    Total Liabilities and Trust Corpus             $ 1,009,585      $   214,019
                                                   ===========      ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                              KIEWIT ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                   for the three years ended December 31, 2001

                                      2001             2000             1999
                                  -----------      -----------      -----------
Royalty income                    $ 4,209,863      $ 5,157,829      $ 4,848,389

Interest income                        35,087           61,178           42,434

Trust expenses                        (80,973)         (70,773)         (58,546)

Trust reserves                       (783,317)              --               --
                                  -----------      -----------      -----------
Distributable income              $ 3,380,660      $ 5,148,234      $ 4,832,277
                                  ===========      ===========      ===========

Distributable income per unit     $  0.267597      $  0.407509      $  0.382499
                                  ===========      ===========      ===========

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                   for the three years ended December 31, 2001

                                          2001             2000             1999
                                      -----------      -----------      -----------
Trust corpus, beginning of year       $    43,453      $    56,642      $    69,115

Amortization of royalty interests          (6,067)         (13,189)         (12,473)

Distributable income                    3,380,660        5,148,234        4,832,277

Distributions to unit holders          (3,380,660)      (5,148,234)      (4,832,277)
                                      -----------      -----------      -----------

Trust corpus, end of year             $    37,386      $    43,453      $    56,642
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

                              KIEWIT ROYALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies and Basis of Accounting:

        (a)     Basis of Accounting:

        The financial statements of Kiewit Royalty Trust (the "Trust") are prepared on the following basis:

                (1)     Royalty income is recorded on a cash receipt basis.

                (2) Trust administration expenses are recorded in the month in which they are paid.

                (3) Amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income.

        The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues is considered to be the most meaningful because Quarterly Distributions to Unit Holders are based on net cash receipts.

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

6.      Contingencies:

        On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of alleged overpayments aggregating approximately $476,000 related to the Trust's overriding royalty interest that were remitted during the period from 1996 to 2000. The Trustee is currently reviewing and evaluating various agreements, leases and other documentation to determine the legitimacy of these alleged overpayments and impact to the Trust, if any, as related to these alleged overpayments. In addition, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. The ultimate outcome of this issue is uncertain at this time.

7.      Summary of Quarterly Financial Data (Unaudited):

        The following is a summary of the unaudited quarterly financial information:

                                                                            Distributable
                                              Royalty       Distributable      Income
                                              Income           Income          Per Unit
                                            ----------      -------------   -------------
For the year ended December 31, 2001:
        March 31, 2001                      $1,688,481       $1,683,135       $0.133229
        June 30, 2001                          304,251          294,265        0.023293
        September 30, 2001                   2,012,101        1,214,377        0.096124
        December 31, 2001                      205,030          188,883        0.014951
                                            ----------       ----------       ---------

                                            $4,209,863       $3,380,660       $0.267597
                                            ==========       ==========       =========


For the year ended December 31, 2000:
        March 31, 2000                      $2,158,466       $2,157,528       $ .170779
        June 30, 2000                          204,119          187,356         .014830
        September 30, 2000                   2,621,668        2,632,784         .208398
        December 31, 2000                      173,578          170,566         .013502
                                            ----------       ----------       ---------

                                            $5,157,831       $5,148,234       $0.407509
                                            ==========       ==========       =========

                (b)     SUPPLEMENTARY DATA. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On September 25, 2001, the Trustee of the Trust, in accordance with the Trust Indenture, approved a change in the Trust's independent accountants to KPMG LLP, for the fiscal year ending December 31, 2001, and the dismissal of PricewaterhouseCoopers LLP.

        The report of PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2000 and December 31, 1999, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. In connection with its audit for the fiscal years ended December 31, 2000 and December 31, 1999, and the interim period from January 1, 2001 through September 25, 2001, there were no disagreements between the Trust and PricewaterhouseCoopers LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. No reportable event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Trust's fiscal years ended December 31, 2000 and December 31, 1999, or the period from January 1, 2001 through
September 25, 2001.

        The Trust did not consult with KPMG LLP during the fiscal years ended December 31, 2000 and December 31, 1999, or during the interim period from January 1, 2001 through September 25, 2001, on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304 (a) (1) (iv) and Regulation S-K Item 304 (a) (1) (v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust's financial statements, relating to which either a written report was provided to the Trust or oral advice was provided that KPMG LLP concluded was an important factor considered by the Trust in reaching a decision as to the accounting, auditing, or financial reporting issue.

        The Trust requested that PricewaterhouseCoopers LLP furnish a letter addressed to the SEC stating whether or not PricewaterhouseCoopers LLP agrees with the above statements. A copy of such letter to the SEC, dated September 25, 2001, was filed as an Exhibit 16.1 to a Form 8-K filed with the SEC on October 2, 2001.

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The Trust was created as a trust under the laws of Nebraska and its Indenture does not provide for the election of directors or officers. U.S. Bank National Association serves as Trustee.

Item 11.        EXECUTIVE COMPENSATION.

                As stated in Item 10, above, the Trust has no directors and no officers.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the only person who, as of March 22, 2002, was known by the Trust to be a beneficial owner of more than five percent of the Units:

                      Name and                Amount and
                      Address of              Nature of
Title of              Beneficial              Beneficial           Percent of
 Class                Owner                   Ownership            Class
--------              ----------              -------------        --------
Units of              Walter Scott, Jr.       800,000 Units         6.33%
Beneficial            1000 Kiewit Plaza
Interest              Omaha, NE  68131

                (b) SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. As of March 22, 2002, U.S. Bank National Association, Trustee of the Kiewit Trust, did not beneficially own any Units in the Trust. However, the Trustee does hold in trust 800,000 Units for the benefit of Walter Scott, Jr., as well as Units for certain other persons in connection with its fiduciary relationship with such persons.

                (c) CHANGES IN CONTROL. As of December 31, 2001, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, the Trust has no directors and no officers. During 2001, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

                (b) CERTAIN BUSINESS RELATIONSHIPS. There are no directors or nominees for director of the Trust. See Item 10.

                (c) INDEBTEDNESS OF MANAGEMENT. As stated in Item 10, the Trust has no directors and no officers.

                (d) TRANSACTIONS WITH PROMOTERS. Not applicable.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.

                Documents incorporated by reference or filed with this report:

                (a) FINANCIAL STATEMENTS AND SCHEDULES. No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

                (b) REPORTS ON FORM 8-K. The Trust filed one report on Form 8-K during the quarter ended December 31, 2001. In a Form 8-K filed on October 2, 2001, the Trust disclosed that it had elected to change its accounting firm to KPMG LLP from PricewaterhouseCoopers LLP.

                (c) EXHIBITS. Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.                             Description
-----------                             -----------

    4.1        Kiewit Royalty Trust Indenture dated May 17, 1982, as amended
               June 9, 1982, and June 23, 1982.*

    4.2        Order dated September 23, 1994, of the County Court of Douglas
               County, Nebraska.*

   99.1 Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

----------
* Filed herewith.

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

                                         KIEWIT ROYALTY TRUST (Registrant)
                                         By:   U.S. Bank National Association
                                               in its capacity as Trustee and
                                               not in its individual capacity or
                                               otherwise



Date: March 28, 2002                     By: /s/ Susan K. Rosburg
     ---------                              ---------------------
                                               Susan K. Rosburg
                                               Trust Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                             Capacity             Date
        ----                             --------             ----
U.S. Bank National Association           Trustee              March 28, 2002
                                                              --------

                                            By: /s/ Susan K. Rosburg
                                                --------------------
                                                Susan K. Rosburg
                                                Trust Officer