Form 10-Q
period 2002-03-31
KIEWIT ROYALTY TRUST
filed 2002-05-14
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 0-10810

KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-6131402 (I.R.S. Employer Identification No.)

Trust Division U.S. Bank National Association 1700 Farnam Street Omaha, Nebraska (Address of Principal Executive Offices)	68102 Zip Code

(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

     There were 12,633,432 Units of Beneficial Interest outstanding as of May 14, 2002.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of March 31, 2002 and audited as of December 31, 2001

ASSETS	March 31, 2002 (unaudited)	December 31, 2001

Cash equivalents	$1,293,911	$188,882
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(134,788)	(130,431)

Net royalty and overriding royalty interests in coal leases	33,029	37,386

Total Assets	$2,110,257	$1,009,585

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$1,293,911	$188,882
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	33,029	37,386

Total Liabilities and Trust Corpus	$2,110,257	$1,009,585

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended March 31

	2002	2001

Royalty income	$2,098,047	$1,688,481
Interest income	9,507	14,636
Trust expenses	(30,327)	(19,982)

Distributable income	$2,077,227	$1,683,135

Distributable income per unit	$0.164423	$0.133229

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three Months Ended March 31

	2002	2001

Trust corpus as of January 1	$37,386	$43,453
Amortization of royalty interests	(4,357)	(2,762)
Distributable income	2,077,227	1,683,135
Distributions to unit holders	(2,077,227)	(1,683,135)

Trust corpus as of March 31	$33,029	$40,691

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2002 and December 31, 2001

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2001.

Summary of Significant Accounting Policies

  (a) Basis of Accounting:

     The accompanying unaudited financial statements have been prepared on the following basis:

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

b.     Material Changes in Results of Operations.

     During the three months ended March 31, 2002, the Trust received a total of $2,098,047 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31

Mine	2002	2001

Decker	$2,098,047	$1,687,081
Big Horn	—	1,400
Spring Creek	—	—

	$2,098,047	$1,688,481

i. Decker Mine.

Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $2,098,047 during the first three months of 2002 compared to $1,687,081 during the same period in 2001. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

ii. Big Horn Mine.

No royalties were received from the Big Horn Mine during the first three months of 2002 or 2001. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. Also, the Big Horn Mine will no longer receive rental payments due to the leases being terminated by the lessee. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first three months of 2002, the Big Horn Mine received no rental payments. During the first three months of 2001, the Big Horn Mine received $1,400 in rental payments.

iii. Spring Creek Mine.

No royalties were received from the Spring Creek Mine during the first three months of 2002 and 2001 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

iv. Trust Expenses.

Trust expenses increased to $30,327 in the first three months of 2002, as compared to $19,982 for the same period in 2001. This increase was due principally to an increase in legal fees related to trust operations, trust ownership transfers and the Trust Reserve discussed below.

v. Trust Reserve.

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

In April, 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. The ultimate outcome of this issue is uncertain at this time. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

PART II — OTHER INFORMATION.

Item 1. Legal Proceedings.

     On April 25, 2002, the Trust filed a complaint in the Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. The outcome of the suit is uncertain at this time.

     There are no other material pending legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 2. Changes in Securities and Use of Proceeds.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     a.     Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

     b.     Reports on Form 8-K.

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

Dated: May 14, 2002