Form 10-Q
period 2002-06-30
KIEWIT ROYALTY TRUST
filed 2002-08-14
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes                      No

     There were 12,633,432 Units of Beneficial Interest outstanding as of August 12, 2002.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of June 30, 2002 and audited as of December 31, 2001

ASSETS	June 30, 2002	December 31, 2001

	(unaudited)
Cash equivalents	$141,867	$188,882
Trust reserves	783,317	783,317

Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(133,957)	(130,431)

Net royalty and overriding royalty interests in coal leases	33,860	37,386

Total Assets	$959,044	$1,009,585

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$141,867	$188,882
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	33,860	37,386

Total Liabilities and Trust Corpus	$959,044	$1,009,585

     The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Royalty income	$178,528	$304,251	$2,276,575	$1,992,732
Interest income	4,798	3,886	14,305	18,522
Trust expenses	(41,459)	(13,872)	(71,786)	(33,854)

Distributable income	$141,867	$294,265	$2,219,094	$1,977,400

Distributable income per unit	$0.0112295	$0.0232926	$0.1756525	$0.1565212

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30

	2002	2001

Trust corpus as of January 1	$37,386	$43,453
Amortization of royalty interests	(3,526)	(3,882)
Distributable income	2,219,094	1,977,400
Distributions to unit holders	(2,219,094)	(1,977,400)

Trust corpus as of June 30	$33,860	$39,571

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2002 and December 31, 2001

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

     b.     Material Changes in Results of Operations.

     During the three and six months ended June 30, 2002, the Trust received a total of $ 178,528 and $2,276,575, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30

Mine	2002	2001	2002	2001

Decker	$128,528	$254,251	$2,226,575	$1,941,332
Big Horn	—	—	—	1,400
Spring Creek	50,000	50,000	50,000	50,000

	$178,528	$304,251	$2,276,575	$1,992,732

i. Decker Mine.
Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $2,226,575 during the first six months of 2002 compared to $1,941,332 during the same period in 2001. For the second quarter of 2002, the payments received from the Decker Mine decreased to $128,528 compared to $254,251 received during the same period in 2001. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

ii. Big Horn Mine.

No royalties were received from the Big Horn Mine during the first six months of 2002 or 2001. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. Also, the Big Horn Mine will no longer receive rental payments due to the leases being terminated by the lessee. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first six months of 2002, the Big Horn Mine received no rental payments. During the first six months of 2001, the Big Horn Mine received $1,400 in rental payments.

iii. Spring Creek Mine.

The Trust received $50,000 from the Spring Creek Mine during the first six months of 2002 as well as the first six months of 2001. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, in 2001 and 2002 the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in each of such years.

iv. Trust Expenses.

Trust expenses increased to $71,786 in the first six months of 2002, as compared to $33,854 for the same period in 2001. For the second quarter of 2002, trust expenses were $41,459, as compared to $13,872 for the same period in 2001. This increase was due principally to an increase in trustee’s fees for the current year as well as an increase in legal fees related to trust operations, trust ownership transfers and the Trust Reserve discussed below.

v. Trust Reserve.

On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine of alleged overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. As a result, the Trustee is holding the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. The Spring Creek Coal Company has not yet filed its reply to the Trust’s complaint. The ultimate outcome of this issue is uncertain at this time. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

PART II — OTHER INFORMATION.

Item 1. Legal Proceedings.

     In April 2002, the Trust filed a complaint in the Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. Spring Creek Coal Company has not yet filed its reply to the Trust’s complaint. The outcome of the suit is uncertain at this time.

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

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

99.1	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST (Registrant)

		By:	U. S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

/s/ Susan K. Rosburg Susan K. Rosburg Trust Officer

Dated:	August 14, 2002