Form 10-Q
period 2002-09-30
KIEWIT ROYALTY TRUST
filed 2002-11-14
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 0-10810

KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trust Division U.S. Bank National Association 1700 Farnam Street Omaha, Nebraska	68102

(Address of Principal Executive Offices)	Zip Code

(402) 348-6000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ______

     There were 12,633,432 Units of Beneficial Interest outstanding as of November 13, 2002.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of September 30, 2002 and audited as of December 31, 2001

ASSETS	September 30, 2002	December 31, 2001

	(unaudited)
Cash equivalents	$2,185,426	$188,882
Trust reserves	783,317	783,317
Royalty and overriding
royalty interests in coal
leases	167,817	167,817
Less accumulated amortization	(133,999)	(130,431)

Net royalty and overriding
royalty interests in coal leases	33,818	37,386

Total Assets	$3,002,561	$1,009,585

LIABILITIES AND TRUST CORPUS
Distributions payable to unit
holders	$2,185,426	$188,882
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of
beneficial interest authorized
and outstanding	33,818	37,386

Total Liabilities and Trust Corpus	$3,002,561	$1,009,585

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited )

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Royalty income	$2,195,813	$2,012,101	$4,472,388	$4,004,834
Interest income	8,499	10,762	22,804	29,284
Trust expenses	(18,886)	(25,169)	(90,672)	(59,023)
Trust reserves	—	(783,317)	—	(783,317)

Distributable income	$2,185,426	$1,214,377	$4,404,520	$3,191,778

Distributable
income per unit	$0.1729875	$0.0961241	$0.3486400	$0.2526454

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited )

	Nine Months Ended September 30

	2002	2001

Trust corpus as of January 1	$37,386	$43,453
Amortization of royalty interests	(3,568)	(5,021)
Distributable income	4,404,520	3,191,778
Distributions to unit holders	(4,404,520)	(3,191,778)

Trust corpus as of September 30	$33,818	$38,432

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2002 and December 31, 2001

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

     b.    Material Changes in Results of Operations.

                 During the nine months ended September 30, 2002, the Trust received a total of $4,472,388 of royalty and overriding royalty payments. The following schedule reflects the gross royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30

Mine	2002	2001	2002	2001

Decker	$1,394,848	$1,228,784	$3,621,423	$3,170,117
Big Horn	—	—	—	1,400
Spring Creek	800,965	783,317	850,965	833,317

Totals:	$2,195,813	$2,012,101	$4,472,388	$4,004,834

             i.    Decker Mine.

                     Royalty and overriding royalty amounts received by the Trust from the Decker mine increased to $3,621,423 during the first nine-months of 2002 as compared to $3,170,117 received during the same period in 2001. For the third quarter of 2002, the payments received by the Trust from the Decker mine increased to $1,394,848 as compared to $1,228,784 received during the same quarter in 2001. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

             ii.    Big Horn Mine.

                     No royalties were received from the Big Horn Mine during the first nine months of 2002 or 2001. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During the first nine months and during the third quarter of 2002, the Big Horn Mine received no such rental payments. During the first nine months and during the third quarter of 2001, the Big Horn Mine received rental payments of $1400 and $0, respectively.

             iii.    Spring Creek Mine.

                     Royalty and overriding royalty amounts received by the Trust from the Spring Creek mine increased to $850,965 during the first nine-months of 2002 as compared to $833,317 received during the same period in 2001. For the third quarter of 2002, the payments received by the Trust from the Spring Creek Mine increased to $800,965 as compared to $783,317 received during the same quarter in 2001. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Although royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of a calendar year, the Spring Creek mine made a $50,000 payment immediately prior to the end of the second quarter of 2002 and 2001.

             iv.    Trust Expenses.

                     Trust expenses increased to $90,672 in the first nine months of 2002, as compared to $59,023 for the same period in 2001. This increase was due principally to increased legal fees related to trust operations, trust ownership transfers and the Trust Reserve discussed below. Trust expenses for the third quarter of 2002 decreased to $18,886 as compared to $25,169 for the same period in 2001 primarily due to a decrease in legal fees paid during the third quarter of 2002.

             v.    Trust Reserve.

                     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                 Not Applicable.

Item 4.    Controls and Procedures.

           a.    Evaluation of Disclosure Controls and Procedures.

                   Within the 90-day period prior to the filing date of this quarterly report, the Trust conducted an evaluation, under the supervision and with the participation of the trust officer of the Trustee of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the trust officer of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the trust officer of the Trustee to any material information relating to the Trust required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934.

             b.    Changes in Internal Controls.

                     There have not been any significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Trust carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION.

Item 1.    Legal Proceedings.

                             In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition.. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

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

/s/ Susan K. Rosburg Susan K. Rosburg Trust Officer

Dated:    November 13, 2002

CERTIFICATION

I, Susan K. Rosburg, the trust officer of U.S. Bank National Association, the trustee of Kiewit Royalty Trust, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Kiewit Royalty Trust;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    I am responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which this quarterly report is being prepared;

     (b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date; and

     5.    I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

     (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    I have indicated in this quarterly report whether or not there were any significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

/s/ Susan K. Rosburg Susan K. Rosburg Trust Officer U.S. Bank National Association Trustee