Form 10-Q/A
period 2002-09-30
KIEWIT ROYALTY TRUST
filed 2002-11-22
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends and restates Kiewit Royalty Trust's Form 10-Q for the quarter ended September 30, 2002 to clarify current litigation regarding Spring Creek Mine. Except as described above, all other disclosures contained in this Amendment No. 1 are restated without amendment for convenience and have not been revised or updated since the date of the filing of the original Form 10-Q.

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

             v.    Trust Reserve.

                     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

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

PART II — OTHER INFORMATION.

Item 1.    Legal Proceedings.

                             In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

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

Dated:    November 21, 2002

CERTIFICATION

I, Susan K. Rosburg, the trust officer of U.S. Bank National Association, the trustee of Kiewit Royalty Trust, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q/A of Kiewit Royalty Trust;

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

     Date: November 21, 2002

/s/ Susan K. Rosburg Susan K. Rosburg Trust Officer U.S. Bank National Association Trustee