Form 10-K
period 2002-12-31
KIEWIT ROYALTY TRUST
filed 2003-04-15
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-10810

KIEWIT ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of principal executive offices)

(402) 348-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Units of Beneficial Interest

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes [  ] No [x].

     There currently is no market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

     As of March 27, 2002, there were 12,633,432 Units of Beneficial Interest held by non-affiliates of the registrant outstanding.

i

ii

PART I

Item 1. BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS. Kiewit Royalty Trust ( the “Trust”) is a trust organized under the laws of the State of Nebraska. The Trust was created under a Trust Indenture dated May 17, 1982, which subsequently was amended on June 9, 1982, June 23, 1982, and by a court order dated September 23, 1994. A copy of the Trust Indenture is attached to this Form 10-K as an exhibit, and is incorporated herein by reference. A copy of the Order of the County Court of Douglas County, Nebraska, dated September 23, 1994, amending the Trust Indenture is attached to this Form 10-K as an exhibit, and is incorporated herein by reference.

     The Trust was created by Level 3 Communications, Inc., a Delaware corporation, formerly Peter Kiewit Sons’, Inc. (hereinafter referred to as “Level 3”). The Trust was organized to provide an efficient, orderly and practical means for the administration of income received from certain royalty and overriding royalty interests1 in certain coal leases. The royalty and overriding royalty interests that the Trust owns were conveyed to the Trust by Level 3 effective June 28, 1982, pursuant to conveyance documents that gave the Trust legal title to the property interests conveyed. Ownership interests in the Trust are represented by 12,633,432 units of beneficial interest (hereinafter referred to as “Units”). On June 23, 1982, the Units were distributed pro rata to holders of record on June 10, 1982 of Level 3’s Class B and Class C common stock. Such shareholders were citizens of the United States of America.

     The Trust has no active plan of business operation and is a purely ministerial trust. The Trust Indenture currently provides that all available income, after paying or making provisions for liabilities and obligations, is to be distributed to holders of Units (hereinafter referred to as “Unit Holders”) during the months of January, April, July, and October of each year. The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska, which is a wholly-owned subsidiary of U.S. Bancorp, a registered bank holding company.

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

     The Trust is administered by officers and employees of the Trustee, but there are no specific persons employed by the Trustee having the full-time duty of administering the Trust. Under the Trust Indenture, the basic function of the Trustee is to collect income from the Trust’s properties, to pay out of the Trust’s income and assets all expenses, charges, and obligations, and to pay remaining cash to Unit Holders on a quarterly basis. The Trustee also is obligated to make annual financial reports to Unit Holders, to file all fiduciary income tax returns, and to prepare, execute, and deliver certificates of beneficial interest to the Unit Holders. The Trustee is obligated, subject to the terms of the Trust Indenture, to use its best judgment in good faith in all matters relating to the Trust and Trust properties.

[1] When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an “operating interest” and the owner may retain a “royalty interest.” A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An “overriding royalty interest,” which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee’s assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

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

     (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS. During 2002, the Trust received gross royalty income of $4,686,776. The royalty income was received from sources exclusively located in the United States.

     (e)  AVAILABLE INFORMATION. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at http://www.sec.gov that contains the Trust’s SEC filings. The Trust will provide any Unit Holder with a paper copy of the Trust’s SEC filings free of charge upon request.

Item 2. PROPERTIES.

     The Trust’s properties consist of royalty and overriding royalty interests in nineteen (19) coal leases in four (4) mining areas located in Montana and Wyoming. All of these royalty and overriding royalty interests were transferred to the Trust, as described in Item 1 above, by Level 3 and are subject to the provisions of the coal lease agreements under which they were created.

     The royalty and overriding royalty interests transferred to the Trust provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The terms of these royalty and overriding royalty interests vary considerably, as does the acreage covered by the underlying coal leases, the total “Tons Under Lease on such leases, and the “Current Economic Tons” under such leases.

The term “Tons Under Lease” shall mean the estimated total tons of coal within a legal description of property as evidenced by a lease to develop, between the Trust and a lessee (that is, a producer).

The term “Current Economic Tons” shall mean the estimated total tons of coal under lease, and appropriate grant of permit within a specific legal description of property in which a profit can be made under the current economic conditions by a producer. The economic conditions are based upon cost of production and the sales price of coal.

The remaining periods of the underlying coal leases as of December 31, 2002, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the total Tons Under Lease could be extracted. However, as reflected by the Current Economic Tons recoverable under each lease, it does not appear that the total Tons Under Lease will in fact be extracted. Also, total Tons Under Lease can be further reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. Inability to extract the total Tons Under Lease or inability to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

     The following chart sets forth the actual total amount of coal production (including production under leases in which the Trust has no royalty or overriding royalty interests) of the four (4) mines to which the coal leases pertain:

	Tons of Coal Produced
	2002	2001	2000	1999	1998

Decker Mine	7,184,287	7,038,734	9,932,166	10,878,069	10,475,407
Black Butte Mine	- 0 -	- 0 -	3,367,585	2,928,393	2,667,718
Big Horn Mine	- 0 -	- 0 -	20,980	76,401	65,911
Spring Creek Mine	8,509,650	9,664,969	11,302,150	10,995,516	11,312,935

Total	15,693,937	16,703,703	24,622,881	24,878,379	24,521,971

     Set forth below is a summary by mine area of pertinent information as of December 31, 2002 about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

     (a)  PRODUCING LEASES.

     (i)  DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.2 (a wholly-owned subsidiary of Level 3 Communications, Inc.) and Western Minerals, Inc. (a wholly-owned subsidiary of NERCO, Inc.). Each company owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 18,118 acres and has an annual productive capacity of 12,000,000 tons.

[2] KCP Inc. was formerly known as Kiewit Coal Properties Inc. This name change occurred on March 25, 1998.

     The Trust owns overriding royalty interests in five (5) productive leases at the Decker Mine. The terms of the Trust’s overriding royalty interests and the Tons Under Lease and Current Economic Tons of each lease are set forth in the table below, of which the accompanying notes are an integral part:

		Terms of	Tons	Current
		Overriding	Under	Economic
Lease	Lessor	Royalties	Lease	Tons

M-073093	United States	5 cents per ton[3]	84,594,000	1,025,000
M-061685	United States	10 cents per ton[3]	45,802,000	19,922,000
M-057934	United States	10 cents per ton[3]	7,927,000	7,461,000
C-1085-93	Montana	10 cents per ton[4]	2,446,000	2,443,000
C-1087-95	Montana	5 cents per ton[4]	7,420,000	-0-

Total			148,189,000	30,851,000

     (ii)  BLACK BUTTE MINE. Black Butte Coal Company (“Black Butte”) operates this mine in Sweetwater County, Wyoming, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly-owned subsidiary of Union Pacific Resources Group Inc.). It is foreseen that the Trust will receive no further payments deriving from coal production from the Black Butte Mine.

[3] The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

[4] The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other overriding royalties pertaining to the lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

     (iii)  BIG HORN MINE. Big Horn Coal Company (“Big Horn”) has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly-owned subsidiary of KCP Inc. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production of the Big Horn Mine.

     (iv)  SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres and has an annual productive capacity of 12,000,000 tons.

     The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the Tons Under Lease and Current Economic Tons of the lease are set out below:

		Terms of	Tons	Current
		Overriding	Under	Economic
Lease	Lessor	Royalties	Lease	Tons

M-069782	United States	10 cents per tons[5]	83,409,000	83,409,000

[5] Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

     (b)  NON-PRODUCING LEASES. In addition to its interests in these productive leases, the Trust has overriding royalty interests in three (3) leases from which no production is currently contemplated and in four (4) leases which are considered to be not minable because of access, alluvial valley, or other problems.

Item 3. LEGAL PROCEEDINGS.

     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. A mandatory settlement conference between the parties has been scheduled for June 10, 2003. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  MARKET INFORMATION. There is no established public trading market for the Units. The Units have not been registered under the Securities Act of 1933 (“1933 Act”), nor have they been registered under the securities laws of any state. Accordingly, resales of the Units are subject to certain restrictions on transferability.

     Under the 1933 Act, the Units should be treated as “restricted securities.” As such, resales of the Units are subject to certain restrictions on transferability under the federal securities laws. Unit Holders should consult with their own counsel regarding their ability to sell their Units. However, under the Securities and Exchange Commission’s Rule 144, a Unit Holder who is not an “affiliate“ 6 of the Trust and has held his or her Units since the creation of the Trust should be able to sell such Units without restriction. Any Unit Holder who has acquired his or her Units since the creation of the Trust should likewise be able to sell such Units without restriction so long as at least two years have elapsed since such Units were owned by any affiliate of the Trust. In this regard, it should also be noted that sales of the Units might be made without compliance with Rule 144 pursuant to the less definite standards of the so-called Section 4 (1-1/2) exemption from the registration requirements of the 1933 Act.

     None of the Units is subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

     (b)  HOLDERS. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on March 27, 2003:

Approximate
Number
Title of Class	of Unit Holders

Units of Beneficial Interest	830

     (c)  DIVIDENDS. The Trust pays no dividends since it is not a corporation. Within ten (10) business days after the end of each calendar quarter, however, the Trustee will distribute the Quarterly Distribution Amount (as defined below) for the three preceding months, together with any undistributed interest earned on each such amount to the payment date. This distribution is made pro rata to Unit Holders of record on the last business day for each such quarter (the “Quarterly Record Date”).

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

[6] Under Rule 144(a)(i), an “affiliate” of the Trust would be any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Trust.

     The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 2002 and 2001 and shows the date on which such amounts were distributed:

	2002

		Distribution Amounts

	Date
Quarter Ended	Distributed	In Total	Per Unit

March 31, 2002	04/08/2002	$2,077,228	$0.164423
June 30, 2002	07/10/2002	141,867	0.011229
Sept. 30, 2002	10/09/2002	2,185,426	0.172988
Dec. 31, 2002	01/10/03	189,610	0.015009

Total Distributed		$4,594,131	$0.363649

	2001

		Distribution Amounts

	Date
Quarter Ended	Distributed	In Total	Per Unit

March 31, 2001	04/09/01	$1,683,135	$0.133229
June 30, 2001	07/10/01	294,265	0.023293
Sept. 30, 2001	10/09/01	1,214,377	0.096124
Dec. 31, 2001	01/11/02	188,883	0.014951

Total Distributed		$3,380,660	$0.267597

(d)  RECENT SALES OF SECURITIES.

     None.

Item 6. SELECTED FINANCIAL DATA.

     The table below sets forth selected financial data, drawn from the Trust’s audited financial statements, for each of the last five fiscal years.

		Years Ended December 31,

	2002	2001	2000	1999	1998

Royalty and	$4,713,912	$4,244,950	$5,219,007	$4,890,823	$5,846,421
Interest Income Trust Expenses	(119,781)	(80,973)	(70,773)	(58,546)	(52,620)
Trust Reserves	—	(783,317)	—	—	—

Distributable Income	$4,594,131	$3,380,660	$5,148,234	$4,832,277	$5,793,801

Distributable	$0.363649	$0.267597	$0.407509	$0.382499	$0.458609

Income Per Unit (12,633,432 units)
Total Assets	$1,003,245	$1,009,585	$214,019	$310,166	$232,351

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2002 was $4,594,131 compared to $3,380,660 for 2001 and compared to $5,148,234 for 2000. The increase in distributable income in 2002 from 2001 was primarily due to an overall increase in royalty and overriding royalty payments received from income-producing mines as further discussed below.

     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

Mine	2002	2001	2000

Decker	$3,885,811	$3,375,106	$3,911,495
Black Butte	0	0	0
Spring Creek	850,965	833,317	1,120,604
Big Horn	0	1,440	125,730

	$4,686,776	$4,209,863	$5,157,829

     (a)  DECKER MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,885,811 in 2002 from $3,375,106 in 2001. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $3,375,106 in 2001 from $3,911,495 in 2000. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     (b)  BLACK BUTTE MINE. The amount of royalties and overriding royalties received by the Trust from the Black Butte Mine are $0 for 2002, 2001 and 2000, respectively, primarily because, under the current lease structure, as of March 31, 1996, lease number W-6266 had reached the cap on the amount of overriding royalty payable to the Trust for this mine and because the production for lease number O-27475 is zero.

     (c)  SPRING CREEK MINE. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek increased to $850,965 in 2002 from $833,317 in 2001. This increase is due to increased coal production under the Spring Creek Mine leases. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $833,317 in 2001 from $1,120,604 in 2000. The decrease reflects decreased production under the applicable lease.

     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. For a more detailed discussion of this matter, see “Legal Proceedings.”

     (d)  BIG HORN MINE. No royalties were received from the Big Horn Mine during either 2002 or 2001. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine will continue to receive minor rental payments until reclamation of the mine is achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments. During 2002 and 2001, the Big Horn Mine received a rental payment of $0 and $1,440, respectively. The amount of royalties and overriding royalties received from the Big Horn Mine decreased to $0 in 2001 from $125,730 in 2000. The decrease reflects decreased production under the applicable lease.

     (e)  TRUST EXPENSES. Trust expenses increased to $119,781 in 2002, compared to $80,973 in 2001 and compared to $70,773 in 2000. The increases are primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

     (f)  TRUST RESERVE. As discussed above, the $783,317 royalty payment received from Spring Creek Mine on July 31, 2001 is being held in a reserve account in connection with alleged overpayments from 1996 to 2000 by Spring Creek Mine to the Trust. For a more detailed discussion of this legal matter, see “Legal Proceedings.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a)  FINANCIAL STATEMENTS. The following documents are filed as part of the Trust’s financial statements for the period from January 1, 2002 to December 31, 2002:

(1)	Independent Auditors’ Report and Report of Independent Accountants
(2)	Statements of Assets, Liabilities and Trust Corpus
(3)	Statements of Distributable Income and Statements of Changes in Trust Corpus
(4)	Notes to Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Trustee and Unit Holders
Kiewit Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2002 and 2001, and the related statements of distributable income and changes in trust corpus for the years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2002 and 2001, and the distributable income and changes in trust corpus for the years then ended, in conformity with the basis of accounting described in Note 1 to the financial statements.

/s/ KPMG LLP

Omaha, Nebraska
March 24, 2003

Report of Independent Accountants

To the Trustee and Unit Holders
Kiewit Royalty Trust

We have audited the accompanying statement of distributable income and changes in trust corpus of Kiewit Royalty Trust for the year ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the distributable income and changes in trust corpus of Kiewit Royalty Trust for the year ended December 31, 2000 in conformity with the basis of accounting described in Note 1 to the financial statements.

Omaha, Nebraska
March 22, 2001

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2002 and 20001

ASSETS	2002	2001

Cash equivalents	$189,611	$188,882
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal lease	167,817	167,817
Less accumulated amortization	(137,500)	(130,431)

Net royalty and overriding royalty interests in coal leases	30,317	37,386

Total Assets	$1,003,245	$1,009,585

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$189,611	$188,882
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	30,317	37,386

Total Liabilities and Trust Corpus	$1,003,245	$1,009,585

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the three years ended December 31, 2002

	2002	2001	2000

Royalty income	$4,686,776	$4,209,863	$5,157,829
Interest income	27,136	35,087	61,178
Trust expenses	(119,781)	(80,973)	(70,773)
Trust reserves	—	(783,317)	—

Distributable income	$4,594,131	$3,380,660	$5,148,234

Distributable income per unit	$0.363649	$0.267597	$0.407509

STATEMENTS OF CHANGES IN TRUST CORPUS
for the three years ended December 31, 2002

	2002	2001	2000

Trust corpus, beginning of year	$37,386	$43,453	$56,642
Amortization of royalty interests	(7,069)	(6,067)	(13,189)
Distributable income	4,594,131	3,380,660	5,148,234
Distributions to unit holders	(4,594,131)	(3,380,660)	(5,148,234)

Trust corpus, end of year	$30,317	$37,386	$43,453

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Basis of Accounting:

(a) Basis of Accounting:

The financial statements of Kiewit Royalty Trust (the “Trust”) are prepared on the following basis:

(1)	Royalty income is recorded on a cash receipt basis.

(2)	Trust administration expenses are recorded in the month in which they are paid.

(3)	Amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income.

(4)	Royalty reserves will be recognized upon settlement of litigation. See note 6.

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

(b) Cash Equivalents:

The Trust considers all highly liquid Financial instruments with original maturities of 3 months or less when purchased to be cash equivalents.

2.	Trust Organization and Provisions:

The Trust was established on May 17, 1982. Units of beneficial interest (“Units”) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Level 3 Communications, Inc., formerly Peter Kiewit Sons’, Inc. (“Level 3”) as of June 10, 1982. Such shareholders were citizens of the United States of America. These shareholders received one Unit in the Trust for each share of Level 3 stock held. On June 28, 1982, Level 3 conveyed to the Trust royalty and overriding royalty interests owned by Level 3’s subsidiaries in certain coal properties in Montana and Wyoming.

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

The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents Level 3’s historical net book value at the date of the transfer to the Trust.

4.	Distributions to Unit Holders:

The amounts to be distributed to unit holders (“Quarterly Distribution Amount”) are determined on a quarterly basis. The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties, plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves. The Quarterly Distribution Amount is payable to unit holders of record as of the last business day of each calendar quarter. The cash distributions are made quarterly within the first 10 business days of January, April, July and October.

KIEWIT ROYALTY TRUST NOTES
TO FINANCIAL STATEMENTS, CONTINUED

5.	Income Taxes:

Provision for federal and state income taxes has not been made in the financial statements since, in the opinion of legal counsel, the Trust should be treated as a “grantor trust” which is not a taxable entity.

6.	Contingencies:

On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. A mandatory settlement conference between the parties has been scheduled for June 10, 2003. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition.

7.	Summary of Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty	Distributable	Income
	Income	Income	Per Unit

For the year ended December 31, 2002:
March 31, 2002	$2,098,047	$2,077,227	$0.164423
June 30, 2002	178,528	141,867	0.011229
September 30, 2002	2,195,813	2,185,426	0.172988
December 31, 2002	214,388	189,611	0.015009

	$4,686,776	$4,594,131	$0.363649

For the year ended December 31, 2001:
March 31, 2001	$1,688,481	$1,683,135	$0.133229
June 30, 2001	304,251	294,265	0.023293
September 30, 2001	2,012,101	1,214,377	0.096124
December 31, 2001	205,030	188,883	0.014951

	$4,209,863	$3,380,660	$0.267597

     (b)  SUPPLEMENTARY DATA. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 25, 2001, the Trustee of the Trust, in accordance with the Trust Indenture, approved a change in the Trust’s independent accountants to KPMG LLP, for the fiscal year ending December 31, 2001, and the dismissal of PricewaterhouseCoopers LLP.

     The report of PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2000 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. In connection with its audit for the fiscal year ended December 31, 2000 and the interim period from January 1, 2001 through September 25, 2001, there were no disagreements between the Trust and PricewaterhouseCoopers LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such year. No reportable event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Trust’s fiscal year ended December 31, 2000 or the period from January 1, 2001 through September 25, 2001.

     The Trust did not consult with KPMG LLP during the fiscal year ended December 31, 2000 or during the interim period from January 1, 2001 through September 25, 2001, on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304 (a) (1) (iv) and Regulation S-K Item 304 (a) (1) (v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust’s financial statements, relating to which either a written report was provided to the Trust or oral advice was provided that KPMG LLP concluded was an important factor considered by the Trust in reaching a decision as to the accounting, auditing, or financial reporting issue.

     The Trust requested that PricewaterhouseCoopers LLP furnish a letter addressed to the SEC stating whether or not PricewaterhouseCoopers LLP agrees with the above statements. A copy of such letter to the SEC, dated September 25, 2001, was filed as an Exhibit 16.1 to a Form 8-K filed with the SEC on October 2, 2001.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Trust was created as a trust under the laws of Nebraska and its Indenture does not provide for the election of directors or officers. U.S. Bank National Association serves as Trustee of the Trust.

Item 11. EXECUTIVE COMPENSATION.

     As stated in Item 10 above, the Trust has no directors and no officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the only person who, as of March 27, 2003, was known by the Trust to be a beneficial owner of more than five percent of the Units:

	Name and	Amount and
	Address of	Nature of
Title of	Beneficial	Beneficial	Percent of
Class	Owner	Ownership	Class

Units of Beneficial Interest	Walter Scott, Jr. 1000 Kiewit Plaza Omaha, NE 68131	800,000 Units	6.33%

     (b)  SECURITY OWNERSHIP OF MANAGEMENT. There are no executive officers or directors of the Trust. As of March 27, 2003, U.S. Bank National Association, Trustee of the Kiewit Trust, did not beneficially own any Units in the Trust. However, the Trustee does hold in trust 800,000 Units for the benefit of Walter Scott, Jr., as well as Units for certain other persons in connection with its fiduciary relationship with such persons.

     (c)  CHANGES IN CONTROL. As of December 31, 2002, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS. As stated in Item 10, the Trust has no directors and no officers. During 2002, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

     (b)  CERTAIN BUSINESS RELATIONSHIPS. There are no directors or nominees for director of the Trust. See Item 10.

     (c)  INDEBTEDNESS OF MANAGEMENT. As stated in Item 10, the Trust has no directors and no officers.

     (d)  TRANSACTIONS WITH PROMOTERS. Not applicable.

ITEM 14. CONTROLS AND PROCEDURES.

     Not applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Documents incorporated by reference or filed with this report:

(a)	FINANCIAL STATEMENTS AND SCHEDULES. No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(b)	REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period for which this report is filed.

(c)	EXHIBITS. Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

99.2*	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

S I G N A T U R E S

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	KIEWIT ROYALTY TRUST (Registrant) U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

Date: April 15, 2003	/s/ Susan K. Rosburg
By: Susan K. Rosburg
Trust Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

U.S. Bank National Association	Trustee	April 15, 2003

By:	/s/ Susan K. Rosburg
Susan K. Rosburg Trust Officer

CERTIFICATION

     I, Susan K. Rosburg, certify that:

     1.     I have reviewed this annual report on Form 10-K of Kiewit Royalty Trust, for which U.S. Bank National Association acts as Trustee;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

     4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

     6.     I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Amber Brewster, Bank of Oklahoma.

Date: April 15, 2003

By:	/s/ Susan K. Rosburg Susan K. Rosburg Trust Officer U.S. Bank National Association, as Trustee