Form 10-Q
period 2003-03-31
KIEWIT ROYALTY TRUST
filed 2003-05-15
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 0-10810

KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska	68102

(Address of Principal Executive	(Zip Code)
Offices)

(402) 348-6000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes ☐ No ☒

     There were 12,633,432 Units of Beneficial Interest outstanding as of May 14, 2003.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of March 31, 2003 and audited as of December 31, 2002

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash Equivalents	$1,358,655	$189,611
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(138,122)	(137,500)

Net royalty and overriding royalty interests in coal leases	29,695	30,317

Total Assets	$2,171,667	$1,003,245

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$1,358,655	$189,611
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	29,695	30,317

Total Liabilities and Trust Corpus	$2,171,667	$1,003,245

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited )

	Three Months Ended March 31

	2003	2002

Royalty income	$1,381,149	$2,098,047
Interest income	4,993	9,507
Trust expenses	(27,487)	(30,327)

Distributable income	$1,358,655	$2,077,227

Distributable income per unit	$0.1075444	$0.1644230

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited )

	Three Months Ended March 31

	2003	2002

Trust corpus as of January 1	$30,317	$37,386
Amortization of royalty interests	(622)	(4,357)
Distributable income	1,358,655	2,077,227
Distributions to unit holders	(1,358,655)	(2,077,277)

Trust corpus as of March 31	$29,695	$33,029

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2003 and December 31, 2002

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2002.

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

          a.       Material Changes in Financial Condition.

                     Kiewit Royalty Trust (the “Trust”) is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of (1) administering the income received from such coal leases and (2) distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

          b.        Material Changes in Results of Operations.

                      During the three months ended March 31, 2003, the Trust received a total of $1,381,149 of royalty and overriding royalty payments. The following schedule reflects the gross royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31

Mine	2003	2002

Decker	$1,381,149	$2,098,047
Big Horn	—	—
Spring Creek	—	—

Totals:	$1,381,149	$2,098,047

i. Decker Mine.

                         Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,381,149 during the first three months of 2003 as compared to $2,098,047 received during the same period in 2002. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

ii. Big Horn Mine.

                         No royalties were received from the Big Horn Mine during the first three months of 2003 or 2002. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

iii. Spring Creek Mine.

                         No royalties were received from the Spring Creek Mine during the first three months of 2003 and 2002 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

iv. Trust Expenses.

                         Trust expenses decreased to $27,487 in the first three months of 2003, as compared to $30,327 for the same period in 2002. This decrease was due principally to a decrease in audit and legal fees paid during this period.

v. Trust Reserve.

                         On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Not Applicable.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

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

Item 2.	Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).
4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).
99.1*	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

b.	Reports on Form 8-K.

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

/s/ Susan K. Rosburg

Susan K. Rosburg
Trust Officer

Dated: May 15, 2003

CERTIFICATION

I, Susan K. Rosburg, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Kiewit Royalty Trust, for which U.S. Bank National Association acts as Trustee;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

     6.     I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Amber Brewster, Bank of Oklahoma.

Date: May 15, 2003

By:	/s/ Susan K. Rosburg

Susan K. Rosburg
Trust Officer
U.S. Bank National Association, as Trustee