Form 10-Q
period 2003-06-30
KIEWIT ROYALTY TRUST
filed 2003-08-11
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 0-10810

KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska	68102

(Address of Principal Executive Offices)	(Zip Code)

(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

     There were 12,633,432 Units of Beneficial Interest outstanding as of August 11, 2003.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of June 30, 2003 and audited as of December 31, 2002

ASSETS	June 30, 2003	December 31, 2002
	(unaudited)
Cash Equivalents	$131,506	$189,611
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(138,393)	(137,500)

Net royalty and overriding royalty interests in coal leases	29,424	30,317

Total Assets	$944,247	$1,003,245

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$131,506	$189,611
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	29,424	30,317

Total Liabilities and Trust Corpus	$944,247	$1,003,245

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited )

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Royalty income	$172,113	$178,528	$1,553,262	$2,276,575
Interest income	2,788	4,798	7,781	14,305
Trust expenses	(43,395)	(41,459)	(70,882)	(71,786)

Distributable income	$131,506	$141,867	$1,490,161	$2,219,094

Distributable income per unit	$0.0104093	$0.0112295	$0.1179538	$0.1756525

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30

	2003	2002

Trust corpus as of January 1	$30,317	$37,386
Amortization of royalty interests	(893)	(3,526)
Distributable income	1,490,161	2,219,094
Distributions to unit holders	(1,490,161)	(2,219,094)

Trust corpus as of March 31	$29,424	$33,860

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2003 (unaudited) and December 31, 2002

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

          While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts.

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

          During the three and six months ended June 30, 2003, the Trust received a total of $172,113 and $1,553,262, respectively, of royalty and overriding royalty payments. The following schedule reflects the gross royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30

Mine	2003	2002	2003	2002

Decker	$122,113	$128,528	$1,503,262	$2,226,575
Big Horn	—	—	—	—
Spring Creek	50,000	50,000	50,000	50,000

Totals:	$172,113	$178,528	$1,553,262	$2,276,575

i.	Decker Mine.

           Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,503,262 during the first six months of 2003 as compared to $2,276,575 received during the same period in 2002. For the second quarter of 2003, the payments received from the Decker Mine decreased to $122,113 compared to $128,528 received during the same period in 2002. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

ii.	Big Horn Mine.

                  No royalties were received from the Big Horn Mine during the first six months of 2003 or 2002. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

iii.	Spring Creek Mine.

                  The Trust received $50,000 from the Spring Creek Mine during the first six months of 2003 as well as the first six months of 2002. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2003 and 2002.

iv.	Trust Expenses.

                  Trust expenses decreased to $70,882 in the first six months of 2003, as compared to $71,786 for the same period in 2002. For the second quarter of 2003, trust expenses were $43,395, as compared to $41,459 for the same period in 2002. The decrease in the first six months of 2003 was due principally to a decrease in audit and legal fees paid during the period. The increase in the second quarter of 2003 is due to increases in audit, legal, and administrative fees paid during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable.

Item 4. Controls and Procedures.

          Not Applicable.

PART II — OTHER INFORMATION.

Item 1. Legal Proceedings.

                  On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $351,371 in allegedly mistaken payments made by it to the Trust under such lease. A previously scheduled mandatory settlement conference has been postponed. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 2. Changes in Securities and Use of Proceeds.

                  Not Applicable.

Item 3. Defaults Upon Senior Securities.

                  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

Item 5. Other Information.

                  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

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

Dated: August 11, 2003