Form 10-K
period 2003-12-31
KIEWIT ROYALTY TRUST
filed 2004-03-30
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER: 0-10810

KIEWIT ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Nebraska (State of Incorporation)	47-6131402 (I.R.S. Employer Identification Number)

Trust Division
U.S Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (402) 348-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Units of Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

     There currently is no market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

     As of March 25, 2004, there were 12,633,432 Units of Beneficial Interest held by non-affiliates of the registrant outstanding.

i

ii

Page
a. Documents Filed as Part of This Report	20
b. Reports on Form 8-K	20
Signatures	21

iii

PART I

Item 1. BUSINESS.

     a. General Development of Business. Kiewit Royalty Trust (the “Trust”) is a trust organized under the laws of the State of Nebraska. The Trust was created under a Trust Indenture dated May 17, 1982, which subsequently was amended on June 9, 1982, June 23, 1982, and by a court order dated September 23, 1994. A copy of the Trust Indenture is filed as an exhibit to this Form 10-K. A copy of the Order of the County Court of Douglas County, Nebraska, dated September 23, 1994, amending the Trust Indenture is also filed as an exhibit to this Form 10-K.

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

     b. Financial Information about Segments. The Trust receives its income from royalty and overriding royalty interests in certain coal leases. The Trust does not operate in any other industry segment.

     c. Narrative Description of Business. The Trust owns three (3) royalty interests and sixteen (16) overriding royalty interests relating to leases in four (4) coal mining areas in Montana and Wyoming. The royalty and overriding royalty interests transferred to the Trust previously had been owned by various wholly-owned Level 3 subsidiaries, and by Montana Royalty Company, Ltd., a partnership among three wholly-owned Level 3 subsidiaries and Resource Development Co., Inc., a Washington state corporation.

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

     The Trustee is authorized and required to use the money it receives to pay all liabilities of the Trust,

1 When the owner of mineral rights executes a lease entitling the lessee to develop, mine, and sell the minerals, the lessee takes an “operating interest” and the owner may retain a “royalty interest.” A royalty interest is a right to receive a specified amount per ton or a specified portion of the value of the total production of the property, free of the expense of development and operation. An “overriding royalty interest,” which is similar to a royalty interest, is sometimes retained by the lessee of the mineral rights upon the lessee’s assignment of the lease. Payment of an overriding royalty is generally subject to payment of the royalty.

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

     All available net income of the Trust will be distributed pro rata on a quarterly basis to Unit Holders. During any period between distributions to Unit Holders, the Trustee may invest any cash being held as a reserve for liabilities or for distribution in (i) time deposits of the bank of the Trustee; (ii) any open-end management type investment company or investment trust registered pursuant to the Investment Company Act of 1940 (provided that such investment matures on or before the next succeeding distribution date and is held until maturity); or (iii) trust-quality fixed net asset money market funds that have total assets of $100,000,000 or more and consist solely of direct obligations of the U.S. Government and/or next-business day repurchase agreements fully collateralized by direct obligations of the U.S. Government.

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

     d. Financial Information about Geographic Areas. During 2003, the Trust received gross royalty income of $3,345,718. The royalty income was received from sources exclusively located in the United States.

     e. Available Information. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at www.sec.gov that contains the Trust’s SEC filings. The Trust will provide any Unit Holder with a paper copy of the Trust’s SEC filings free of charge upon request.

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

     The royalty and overriding royalty interests transferred to the Trust provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The terms of these royalty and overriding royalty interests vary considerably, as does the acreage covered by the underlying coal leases, the total “Tons Under Lease” on such leases, and the “Current Economic Tons” under such leases.

     The term “Tons Under Lease” shall mean the estimated total tons of coal within a legal description of property as evidenced by a lease to develop between the Trust and lessee (that is, a producer).

     The Term “Current Economic Tons” shall mean the estimated total tons of coal under lease, and appropriate grant of permit within a specific legal description of property in which a profit can be made under the current economic conditions by a producer. The economic conditions are based upon cost of production and the sales price of coal.

     The remaining periods of the underlying coal leases as of December 31, 2003, including optional renewal periods, are such that, given the productive capacity of the mines that are the subjects of the leases, the total “Tons Under Lease” could be extracted. However, as reflected by the “Current Economic Tons” recoverable under each lease, it does not appear likely that the total “Tons Under Lease” will in fact be extracted. Also, the total “Tons Under Lease” can be further reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. The inability to extract the total “Tons Under Lease” or the inability to sell any portion of the coal extracted could adversely affect the royalties payable to the Trust.

     The following chart sets forth the actual total amount of coal production from the leases in which the Trust has royalty or overriding royalty interests for the four (4) mines to which the coal leases pertain:

Tons of Coal Produced

	2003	2002	2001	2000	1999
Decker Mine	5,664,008	7,184,287	7,038,734	9,932,166	10,878,069
Black Butte Mine	- 0 -	- 0 -	- 0 -	3,367,585	2,928,393
Big Horn Mine	- 0 -	- 0 -	- 0 -	20,980	76,401
Spring Creek Mine	6,613,867	8,509,650	9,664,969	11,302,150	10,995,516

Total	12,277,875	15,693,937	16,703,703	24,622,881	24,878,379

     Set forth below is a summary by mine area of pertinent information as of December 31, 2003 about each of the producing leases in which the Trust has either royalty or overriding royalty interests.

     a. Producing Leases.

     i. DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc.2 (a wholly-owned subsidiary of Level 3 Communications, Inc.) and Western Minerals, Inc. (a wholly-owned subsidiary of NERCO, Inc.). Each company owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 23,371 acres and has an annual productive capacity of 12,000,000 tons.

     The Trust owns overriding royalty interests in five (5) productive leases at the Decker Mine. The terms of the Trust’s overriding royalty interests and the “Tons Under Lease” and “Current Economic Tons” of each lease are set forth in the table below, of which the accompanying notes are an integral part:

2 KCP Inc. was formerly known as Kiewit Coal Properties Inc. This name change occurred on March 25, 1998.

		Terms of Overriding		Current Economic
Lease	Lessor	Royalties	Tons Under Lease	Tons

M-073093	United States	5 cents per ton[3]	84,594,000	394,000
M-061685	United States	10 cents per ton[3]	45,802,000	16,800,000
M-057934	United States	10 cents per ton[3]	7,927,000	6,571,000
C-1085-93	Montana	10 cents per ton[3]	2,446,000	1,422,000
C-1087-95	Montana	5 cents per ton[3]	7,420,000	7,420,000

		TOTAL:	148,189,000	25,187,000

     ii. BLACK BUTTE MINE. Black Butte Coal Company (“Black Butte”) operates this mine in Sweetwater County, Wyoming, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly-owned subsidiary of Union Pacific Resources Group Inc.). It is foreseen that the Trust will receive no further payments deriving from coal production from the Black Butte Mine.

     iii. BIG HORN MINE. Big Horn Coal Company (“Big Horn”) has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly-owned subsidiary of KCP Inc. The Big Horn Mine has reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production of the Big Horn Mine.

     iv. SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres and has an annual productive capacity of 12,000,000 tons.

     The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest and the “Tons Under Lease” and “Current Economic Tons” of the lease are set out below:

		Terms of		Current
		Overriding	Tons Under	Economic
Lease	Lessor	Royalties	Lease	Tons
M-069782	United States	10 cents per ton[4]	83,409,000	76,795,000

     b. Non-Producing Leases. In addition to its interests in these productive leases, the Trust has overriding royalty interests in three (3) leases, containing approximately 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four (4) leases which are considered to be not minable because of access, alluvial valley, or other problems.

3 The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to this lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

4 Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

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

     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it is seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     a. Market Information. There is no established public trading market for the Units. The Units have not been registered under the Securities Act of 1933, nor have they been registered under the securities laws of any state. Accordingly, resales of the Units are subject to certain legal restrictions on transferability. Unit Holders should consult with their own counsel regarding their ability to sell their Units.

     None of the Units is subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

     b. Holders. The Units are the only class of security issued by the Trust. The table below sets forth the approximate number of Unit Holders of record on March 25, 2004:

Approximate
Number
Title of Class	of Unit Holders
Units of Beneficial	832
Interest

     c. Dividends. The Trust pays no dividends since it is not a corporation. Within ten (10) business days after the end of each calendar quarter, however, the Trustee will distribute the Quarterly Distribution Amount (as defined below) for the three preceding months, together with any undistributed interest earned on each such amount to the payment date. This distribution is made pro rata to Unit Holders of record on the last business day for each such quarter (the “Quarterly Record Date”).

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

     The table below shows the aggregate Quarterly Distribution Amounts (including interest) for each quarter during 2003 and 2002 and shows the date on which such amounts were distributed:

2003
		Distribution Amounts
	Date
Quarter Ended	Distributed	In Total	Per Unit
March 31, 2003	4/10/2003	$1,358,655	$0.107544
June 30, 2003	7/09/2003	131,506	0.010407
Sept. 30, 2003	10/07/2003	1,604,223	0.126982
Dec. 31, 2003	1/09/2004	148,661	0.011767

Total Distributed		$3,243,045	$0.256700

2002
		Distribution Amounts
	Date
Quarter Ended	Distributed	In Total	Per Unit
March 31, 2002	04/08/2002	$2,077,227	$0.164423
June 30, 2002	07/10/2002	141,867	0.011229
Sept. 30, 2002	10/09/2002	2,185,426	0.172988
Dec. 31, 2002	01/10/03	189,611	0.015009

Total Distributed		$4,594,131	$0.363649

d. Recent Sales of Securities.

None.

e. Issuer Purchases of Equity Securities.

None.

Item 6. SELECTED FINANCIAL DATA.

     The table below sets forth selected financial data, drawn from the Trust’s audited financial statements, for each of the last five fiscal years.

		Years Ended December 31,
	2003	2002	2001	2000	1999
Royalty and Interest Income	$3,359,949	$4,713,912	$4,244,950	$5,219,007	$4,890,823
Trust Expenses	(116,904)	(119,781)	(80,973)	(70,773)	(58,546)
Trust Reserves	—	—	(783,317)	—	—

Distributable Income	$3,243,045	$4,594,131	$3,380,660	$5,148,234	$4,832,277

Distributable Income Per Unit (12,633,432 units)	$0.256700	$0.363649	$0.267597	$0.407509	$0.382499

Total Assets	$958,204	$1,003,245	$1,009,585	$214,019	$310,166

Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2003 was $3,243,045 compared to $4,594,131 for 2002 and compared to $3,380,660 for 2001. The decrease in distributable income in 2003 from 2002 was primarily due to an overall decrease in royalty and overriding royalty payments received from income-producing mines as further discussed below.

     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

Mine	2003	2002	2001	2000
Decker	$2,684,331	$3,835,811	$3,375,106	$3,911,495
Black Butte	-0-	-0-	-0-	-0-
Spring Creek	661,387	850,965	833,317	1,120,604
Big Horn	-0-	-0-	1,440	125,730

	$3,345,718	$4,686,776	$4,209,863	$5,157,829

     a. Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,684,331 in 2003 from $3,835,811 in 2002. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,835,811 in 2002 from $3,375,106 in 2001. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     b. Black Butte Mine. The amount of royalties and overriding royalties received by the Trust from the Black Butte Mine are $0 for 2003, 2002 and 2001, respectively, primarily because, under the current lease structure, as of March 31, 1996, lease number W-6266 had reached the cap on the amount of overriding royalty payable to the Trust for this mine and because the production for lease number O-27475 is zero.

     c. Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $661,387 in 2003 from $850,965 in 2002. This decrease is due to decreased coal production under the Spring Creek Mine leases. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $850,965 in 2002 from $833,317 in 2001. The increase reflects increased production under the applicable lease.

     d. Big Horn Mine. No royalties were received from the Big Horn Mine during 2003, 2002 or 2001. The Big Horn Mine reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine. However, the Big Horn Mine received $1,440 in rental payments during 2001 until reclamation of the mine was achieved. In the past, the amount of such rental payments was included in the figure representing receipt of royalty and overriding royalty payments.

     e. Trust Expenses. Trust expenses decreased to $116,904 in 2003, compared to $119,781 in 2002 and $80,973 in 2001. The Trust’s expenses did not significantly change from 2002 to 2003; however, the increase from 2001 to 2002 was primarily due to an increase in legal and accounting expenses as well as certain administrative expenses.

     f. Trust Reserve. On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

     g. Off-Balance Sheet Arrangements. As required by the Trust Indenture, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the mines under which the Trust has any royalty interests and overriding royalty interests. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. As a result, the Trust has not engaged in any off-balance sheet arrangements.

     h. Contractual Obligations.

          None.

     i. Critical Accounting Policies and Estimates. The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations:

•	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit Holders are recognized when declared by the Trustee.

     The financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Expenses are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under accounting principles generally accepted in the United States of America.

Forward-Looking Statements

     This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal contained in Item 1, “Business,” the “Tons Under Lease” and “Current Economic Tons” information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and the recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  a. Financial Statements. The following documents are filed as part of the Trust’s financial statements for the period from January 1, 2003 to December 31, 2003:

(1)	Independent Auditors’ Report – KPMG LLP

(2)	Statements of Assets, Liabilities and Trust Corpus

(3)	Statements of Distributable Income

(4)	Statements of Changes in Trust Corpus

(5)	Notes to Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Trustee and Unit Holders
Kiewit Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2003 and 2002, and the related statements of distributable income and changes in trust corpus for the three years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2003 and 2002, and the distributable income and changes in trust corpus for the three years then ended, in conformity with the basis of accounting described in Note 1 to the financial statements.

/s/ KPMG LLP

Omaha, Nebraska
March 30, 2004

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash equivalents	$148,662	$189,611
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal lease	167,817	167,817
Less accumulated amortization	(141,592)	(137,500)

Net royalty and overriding royalty interests in coal leases	26,225	30,317

Total Assets	$958,204	$1,003,245

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$148,662	$189,611
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	26,225	30,317

Total Liabilities and Trust Corpus	$958,204	$1,003,245

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the three years ended December 31, 2003

	2003	2002	2001
Royalty income	$3,345,718	$4,686,776	$4,209,863
Interest income	14,231	27,136	35,087
Trust expenses	(116,904)	(119,781)	(80,973)
Trust reserves	—	—	(783,317)

Distributable income	$3,243,045	$4,594,131	$3,380,660

Distributable income per unit	$0.256700	$0.363649	$0.267597

STATEMENTS OF CHANGES IN TRUST CORPUS
for the three years ended December 31, 2003

	2003	2002	2001
Trust corpus, beginning of year	$30,317	$37,386	$43,453
Amortization of royalty interests	(4,092)	(7,069)	(6,067)
Distributable income	3,243,045	4,594,131	3,380,660
Distributions to unit holders	(3,243,045)	(4,594,131)	(3,380,660)

Trust corpus, end of year	$26,225	$30,317	$37,386

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

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

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

Provision for federal and state income taxes has not been made in the financial statements since the Trust should be treated as a “grantor trust” which is not a taxable entity.

6.	Contingencies:

On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it is seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition.

7.	Summary of Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty	Distributable	Income
	Income	Income	Per Unit
For the year ended December 31, 2003:
March 31, 2003	$1,381,149	$1,358,655	$0.107544
June 30, 2003	172,113	131,506	0.010407
September 30, 2003	1,614,880	1,604,223	0.126982
December 31, 2003	177,576	148,661	0.011767

	$3,345,178	$3,243,045	$0.256700

For the year ended December 31, 2002:
March 31, 2002	$2,098,047	$2,077,227	$0.164423
June 30, 2002	178,528	141,867	0.011229
September 30, 2002	2,195,813	2,185,426	0.172988
December 31, 2002	214,388	189,611	0.015009

	$4,686,776	$4,594,131	$0.363649

     b. Supplementary Data. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

a.	As of the end of the period covered by this Form 10-K, the trustee of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

b.	There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive Officers and Directors. The Trust was created as a trust under the laws of Nebraska and its Indenture does not provide for the election of directors or officers. U.S. Bank National Association serves as Trustee of the Trust.

     Compliance with Section 16(a) of the Exchange Act. The Trust has no directors and officers and knows of no Unit Holder that is a beneficial owner of more than ten percent of the outstanding Units, and is therefore unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.

     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, U.S. Bank National Association, must comply with the bank’s code of ethics, a copy of which will be made available to Unit Holders without charge upon request.

     Audit Committee. The Trust has no directors and therefore has no audit committee or audit committee financial expert.

     Nominating Committee. The Trust has no directors and therefore has no nominating committee.

Item 11. EXECUTIVE COMPENSATION.

     As stated in Item 10 above, the Trust has no directors and no officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     a. Security Ownership of Certain Beneficial Owners. The following table sets forth the only person who, as of March 25, 2004, was known by the Trust to be a beneficial owner of more than five percent of the Units:

	Name and	Amount and
	Address of	Nature of
Title of	Beneficial	Beneficial	Percent of
Class	Owner	Ownership	Class
Units of	Walter Scott, Jr.	800,000 Units	6.33%
Beneficial	1000 Kiewit Plaza
Interest	Omaha, NE 68131

     b. Security Ownership of Management. There are no executive officers or directors of the Trust. As of March 25, 2004, U.S. Bank National Association, Trustee of the Trust, did not beneficially own any Units in the Trust. However, the Trustee does hold in trust 800,000 Units for the benefit of Walter Scott, Jr., as well as Units for certain other persons in connection with its fiduciary relationship with such persons.

     c. Changes in Control. As of December 31, 2003, the Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust.

     d. Securities Authorized for Issuance under Equity Compensation Plans.

     Not applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     a. Transactions with Management and Others. As stated in Item 10, the Trust has no directors and no officers. During 2003, there were no transactions to which the Trust was a party and in which any persons known to the Trust to be the beneficial owners of more than five percent of the Units had a direct or indirect material interest.

     b. Certain Business Relationships. There are no directors or nominees for director of the Trust. See Item 10.

     c. Indebtedness of Management. As stated in Item 10, the Trust has no directors and no officers.

     d. Transactions with Promoters. Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Fees Paid to KPMG LLP for 2003 and 2002

     The following are aggregate fees billed to the Trust by KPMG LLP during 2003 and 2002.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2003	December 31, 2002
Audit fees	$11,900	$11,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
TOTAL FEES:	$11,900	$11,000

     Audit fees. Audit fees consists of fees billed for professional services rendered for the audit of the Trust’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

     Audit-related fees. Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit fees.” These services include attest services that are not required by stature or regulation, and consultations concerning financial accounting and reporting standards.

     Tax fees. Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit defense.

     All other fees. All other fees consists of fees for products and services other than the services reported above.

     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.	Documents Filed as Part of this Report

1. The following financial statements are filed herewith:

Independent Auditors’ Report – KPMG LLP

Statements of Assets, Liabilities and Trust Corpus

Statements of Distributable Income

Statements of Changes in Trust Corpus

Notes to Financial Statements

2. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

31*	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32*	Certification of Trust Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

*	Filed herewith.

b.	Reports on Form 8-K

     No reports of Form 8-K were filed during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIEWIT ROYALTY TRUST

	By	U.S. Bank National Association
in its capacity as Trustee and
not in its individual capacity or
otherwise

Date: March 30, 2004	By:	/s/ Ted L. Hall

By: Ted L. Hall
Trust Officer

(The Registrant has no directors or executive officers.)