Form 10-Q
period 2004-03-31
KIEWIT ROYALTY TRUST
filed 2004-05-14
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File No. 0-10810

KIEWIT ROYALTY TRUST

(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska
(Address of Principal Executive	68102
Offices)	(Zip Code)

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

     There were 12,633,432 Units of Beneficial Interest outstanding as of May 14, 2004.

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of March 31, 2004 and audited as of December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash equivalents	$1,508,247	$148,662
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(142,346)	(141,592)

Net royalty and overriding royalty interests in coal leases	25,471	26,225

Total Assets	$2,317,035	$958,204

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$1,508,247	$148,662
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	25,471	26,225

Total Liabilities and Trust Corpus	$2,317,035	$958,204

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited )

	Three Months Ended March 31
	2004	2003
Royalty income	$1,521,771	$1,381,149
Interest income	4,279	4,993
Trust expenses	(17,803)	(27,487)

Distributable income	$1,508,247	$1,358,655

Distributable income per unit	$0.1193854	$0.1075444

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three Months Ended March 31
	2004	2003
Trust corpus as of January 1	$26,225	$30,317
Amortization of royalty interests	(754)	(622)
Distributable income	1,508,247	1,358,655
Distributions to unit holders	(1,508,247)	(1,358,655)

Trust corpus as of March 31	$25,471	$29,695

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2004 and December 31, 2003

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2003.

Summary of Significant Accounting Policies

     (a) Basis of Accounting:

     The accompanying unaudited financial statements have been prepared on the following basis:

(1)	Royalty income is recorded on a cash receipt basis.

(2)	Trust administration expenses are recorded in the month in which they are paid.

(3)	Amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income.

(4)	Distributions to Unit Holders are recognized when declared by the Trustee.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     b. Material Changes in Results of Operations.

          During the three months ended March 31, 2004, the Trust received a total of $1,521,771 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31
Mine	2004	2003
Decker	$1,521,771	$1,381,149
Big Horn	—	—
Spring Creek	—	—
Totals:	$1,521,771	$1,381,149

     i. Decker Mine.

          Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $1,521,771 during the first three months of 2004 as compared to $1,381,149 received during the same period in 2003. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     ii. Big Horn Mine.

          No royalties were received from the Big Horn Mine during the first three months of 2004 or 2003. The Big Horn Mine reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

     iii. Spring Creek Mine.

          No royalties were received from the Spring Creek Mine during the first three months of 2004 and 2003 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

     iv. Trust Expenses.

          Trust expenses decreased to $17,803 in the first three months of 2004, as compared to $27,487 for the same period in 2003. This decrease was due principally to a decrease in audit and legal fees paid during this period.

     v. Trust Reserve.

          On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2003, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2003, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

     c. Critical Accounting Policies and Estimates.

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting polices that currently affect the Trust’s financial condition and results of operations:

•	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

•	Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit Holders are recognized when declared by the Trustee.

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

     d. Forward-Looking Statements.

This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 2. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 4. Controls and Procedures.

     a. As of the end of the period covered by this Form 10-Q, the Trustee of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

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

     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2003, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it is seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

31*	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32*	Certification of Trust Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Dated: May 14, 2004