Form 10-Q
period 2004-06-30
KIEWIT ROYALTY TRUST
filed 2004-08-10
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 0-10810

KIEWIT ROYALTY TRUST

(Exact name of Registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-6131402 (I.R.S. Employer Identification No.)

Trust Division U.S. Bank National Association 1700 Farnam Street Omaha, Nebraska (Address of Principal Executive Offices)	68102 (Zip Code)

(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No x

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of June 30, 2004 and audited as of December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash equivalents	$156,293	$148,662
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(142,401)	(141,592)

Net royalty and overriding royalty interests in coal leases	25,416	26,225

Total Assets	$965,026	$958,204

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$156,293	$148,662
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	25,416	26,225

Total Liabilities and Trust Corpus	$965,026	$958,204

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Royalty income	$199,242	$172,113	$1,721,013	$1,553,262
Interest income	2,379	2,788	6,658	7,781
Trust expenses	(45,328)	(43,395)	(63,131)	(70,882)

Distributable income	$156,293	$131,506	$1,664,540	$1,490,161

Distributable income per unit	$0.0123714	$0.0104093	$0.1317568	$0.1179538

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30
	2004	2003
Trust corpus as of January 1	$26,225	$30,317
Amortization of royalty interests	(809)	(893)
Distributable income	1,664,540	1,490,161
Distributions to unit holders	(1,664,540)	(1,490,161)

Trust corpus as of June 30	$25,416	$29,424

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2004 and December 31, 2003

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

     b. Material Changes in Results of Operations.

          During the three and six months ended June 30, 2004, the Trust received a total of $199,242 and $1,721,013 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Decker	$149,242	$122,113	$1,671,013	$1,503,262
Big Horn	—	—	—	—
Spring Creek	50,000	50,000	50,000	50,000

Total	$199,242	$172,113	$1,721,013	$1,553,262

     i. Decker Mine.

          Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $1,671,013 during the first six months of 2004 as compared to $1,503,262 received during the same period in 2003. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     ii. Big Horn Mine.

          No royalties were received from the Big Horn Mine during the first six months of 2004 or 2003. The Big Horn Mine reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

     iii. Spring Creek Mine.

          The Trust received $50,000 from the Spring Creek Mine during the first six months of 2004, as well as the first six months of 2003. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2004 and 2003.

     iv. Trust Expenses.

          Trust expenses decreased to $63,131 in the first six months of 2004, as compared to $70,882 for the same period in 2003. For the second quarter of 2004, trust expenses were $45,328, as compared to $43,395 for the same period in 2003. The change in trust expenses is related to the change in audit, legal and administrative fees.

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

Expenses are not accrued.

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

     b. There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Dated: August 10, 2004