Form 10-Q
period 2004-09-30
KIEWIT ROYALTY TRUST
filed 2004-11-05
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No. 000-10810

KIEWIT ROYALTY TRUST

(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Trust Division	68102
U.S. Bank National Association	(Zip Code)
1700 Farnam Street
Omaha, Nebraska
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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of September 30, 2004 and audited as of December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$1,815,668	$148,662
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(142,726)	(141,592)

Net royalty and overriding royalty interests in coal leases	25,091	26,225

Total Assets	$2,624,076	$958,204

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$1,815,668	$148,662
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	25,091	26,225

Total Liabilities and Trust Corpus	$2,624,076	$958,204

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Royalty income	$1,822,339	$1,614,880	$3,543,352	$3,168,142
Interest income	7,016	4,183	13,674	11,964
Trust expenses	(13,687)	(14,840)	(76,818)	(85,722)

Distributable income	$1,815,668	$1,604,223	$3,480,208	$3,094,384

Distributable income per unit	$0.1437193	$0.1269824	$0.2754761	$0.2449361

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30
	2004	2003
Trust corpus as of January 1	$26,225	$30,317
Amortization of royalty interests	(1,134)	(1,291)
Distributable income	3,480,208	3,094,384
Distributions to unit holders	(3,480,208)	(3,094,384)

Trust corpus as of September 30	$25,091	$29,026

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2004 and December 31, 2003

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

     b. Material Changes in Results of Operations.

        During the three and nine months ended September 30, 2004, the Trust received a total of $1,822,339 and $3,543,352 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Decker	$1,182,024	$1,003,493	$2,853,037	$2,506,755
Big Horn	—	—	—	—
Spring Creek	640,315	611,387	690,315	661,387

Total	$1,822,339	$1,614,880	$3,543,352	$3,168,142

     i. Decker Mine.

        Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $2,853,037 during the first nine months of 2004 as compared to $2,506,755 received during the same period in 2003. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     ii. Big Horn Mine.

        No royalties were received from the Big Horn Mine during the first nine months of 2004 or 2003. The Big Horn Mine reached the end of its production cycle and it is foreseen that the Trust will receive no further payments deriving from coal production from the Big Horn Mine.

     iii. Spring Creek Mine.

        Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $690,315 during the first nine months of 2004 as compared to $661,387 received during the same period in 2003. For the third quarter of 2004, the payments received by the Trust from the Spring Creek Mine increased to $640,315 as compared to $611,387 received during the same quarter 2003. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Although royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter of 2004 and 2003.

     iv. Trust Expenses.

        Trust expenses decreased to $76,818 in the first nine months of 2004, as compared to $85,722 for the same period in 2003. For the third quarter of 2004, trust expenses were $13,687, as compared to $14,840 for the same period in 2003. The change in trust expenses is related to the change in audit, legal and administrative fees.

     v. Trust Reserve.

        On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001 is being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2003, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company seeks the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of this litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition; however, formal settlement negotiations are in process and the final resolution of the issues through an agreement appears likely. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

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

     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit seeks adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2003, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it is seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under such lease. There can be no assurance as to the outcome of the litigation or whether it will have a material adverse effect on the Trust’s results of operations or financial condition; however, formal settlement negotiations are in process and the final resolution of the issues through an agreement appears likely. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

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

Dated: November 5, 2004