Form 10-K
period 2004-12-31
KIEWIT ROYALTY TRUST
filed 2005-03-31
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER: 000-10810

KIEWIT ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Nebraska (State of Organization)	47-6131402 (I.R.S. Employer Identification Number)

Trust Division
U.S Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (402) 348-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units of Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑ .

     There is no active trading market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

ii

PART I

Item 1. BUSINESS.

     Purpose of the Trust Kiewit Royalty Trust (the “Trust”) was organized by Peter Kiewit Sons’, Inc. (now, known as Level 3 Communications, Inc.)(the “Trustor”) under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and 16 overriding royalty interests in leases of four coal mines located in Montana and Wyoming (the “Coal Royalties”). The Coal Royalties are the interests retained in these four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.

     The Coal Royalties were conveyed by the Trustor to the Trust for the benefit of the holders of record of the Trustor’s Class B and Class C common stock as of June 10, 1982. Ownership of beneficial interests in the Trust is represented by 12,633,432 units of beneficial interest (hereinafter referred to as “Units”). The Trust is a purely ministerial trust which distributes the available revenues generated by the Coal Royalties, net of the Trust’s expenses, to the holders of Units. Trust expenses include but are not limited to, fees of the Trustee, and compensation paid to geologists, engineers, accountants, attorneys, or other professionals that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

     The Coal Royalties. The Coal Royalties provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The terms of the individual Coal Royalties vary considerably, as does the acreage covered by the underlying coal leases, the estimated total tons of coal within a legal description of property as evidenced by a lease (the “Tons Under Lease”) and the estimated total tons of coal under lease that can be economically extracted under existing market conditions (“Current Economic Tons”). In general, the Current Economic Tons will be less that the total Tons Under Lease because the cost of extracting a portion of the total Tons Under Lease will outweigh the price at which the coal could be sold. In addition, Current Economic Tons may be reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. The inability to extract the total “Tons Under Lease” or the inability to sell any portion of the coal extracted will reduce the royalties payable to the Trust The following chart sets forth the actual total amount of coal production during the past five years from the leases in which the Trust has Coal Royalties:

Tons of Coal Produced

	2004	2003	2002	2001	2000

Decker Mine	6,640,460	5,664,008	7,184,287	7,038,734	9,932,166
Black Butte Mine	—	—	—	—	3,367,585
Big Horn Mine	—	—	—	—	20,980
Spring Creek Mine	9,937,376	6,613,867	8,509,650	9,664,969	11,302,150

Total	16,577,836	12,277,875	15,693,937	16,703,703	24,622,881

The following sets forth certain information about each of the mine properties in which the Trust holds a Coal Royalty:

     DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc. (a wholly-owned subsidiary of Level 3 Communications, Inc.) and Western Minerals, Inc. (a wholly-owned subsidiary of NERCO, Inc.). Each company owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 23,371 acres and has an annual productive capacity of 12,000,000 tons. The Trust owns overriding royalty interests in five productive leases at the Decker Mine. The terms of the Trust’s overriding royalty interests and the “Tons Under Lease” and “Current Economic Tons” of each lease are set forth in the table below, of which the accompanying notes are an integral part:

		Terms of	Tons	Current
		Overriding	Under	Economic
Lease	Lessor	Royalties	Lease	Tons

M-073093	United States	5 cents per ton [1]	84,594,000	394,000
M-061685	United States	10 cents per ton [1]	45,802,000	16,081,000
M-057934	United States	10 cents per ton [1]	7,927,000	5,541,000
C-1085-93	Montana	10 cents per ton [1]	2,446,000	1,136,000
C-1087-95	Montana	10 cents per ton [1]	7,420,000	7,420,000

Total			148,189,000	30,572,000

     BLACK BUTTE MINE. Black Butte Coal Company (“Black Butte”) operates this mine in Sweetwater County, Wyoming, approximately 35 miles east of Rock Springs, Wyoming. Black Butte is a joint venture between KCP Inc. and Bitter Creek Coal Company (a wholly-owned subsidiary of Union Pacific Resources Group Inc.). No further production is expected from this mine and, accordingly, the Trust does not expect to receive any further royalty payments on its Coal Royalty in the Black Butte Mine.

     BIG HORN MINE. Big Horn Coal Company (“Big Horn”) has operated this mine, which is located approximately 5 miles north of Sheridan, Wyoming, in Sheridan County. Big Horn is a wholly-owned subsidiary of KCP Inc. No further production is expected from this mine and, accordingly, the Trust does not expect to receive any further royalty payments on its Coal Royalty in the Big Horn Mine.

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

		Terms of	Tons	Current
		Overriding	Under	Economic
Lease	Lessor	Royalties	Lease	Tons

M-069782	United States	10 cents per ton [2]	83,409,000	66,895,000

In addition to its interests in the foregoing leases, the Trust has overriding royalty interests in three leases, containing approximately 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four leases which are considered to be not minable because of access, alluvial valley, or other problems.

[1] The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to this lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

[2] Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

     Financial Information about Segments. The Trust’s sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.

     Financial Information about Geographic Areas. Substantially all of the Trust’s 2004 income was generated from royalty income received from sources located in the United States.

     Available Information. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at www.sec.gov that contains the Trust’s SEC filings. The Trustee will provide any Unit Holder with a paper copy of the Trust’s SEC filings free of charge upon request. The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska, which is a wholly-owned subsidiary of U.S. Bancorp, a registered bank holding company.

Item 2. PROPERTIES.

The Trust does not own any physical or real property.

Item 3. LEGAL PROCEEDINGS.

On June 29, 2001, Spring Creek Coal Company, the operator of the Spring Creek Mine, notified the Trustee that the Trust had received overpayments aggregating approximately $476,000 between 1996 to 2000 on its Coal Royalty on this mine and requested a reimbursement of the alleged overpayment As a result of the apparent dispute over these royalty payments, the Trustee decided to place $783,317 of royalty payments received from the Spring Creek Mine on July 31, 2001 in reserve pending resolution of this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company relating to its reimbursement request and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust did not own an overriding royalty interest in certain portions of the Spring Creek Mine. Spring Creek Coal Company indicated that would seek the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. Under the terms of the settlement, the Trust received approximately $207,380 of royalty payments that had been suspended since the third quarter of 2000. The final amount is subject to adjustment based on an independent audit of royalty payments from the subject lease which is to be completed by March 31, 2005 and will be included in the Trust’s 2005 royalty income. In addition, the Trustee will distribute the $783,317 that held in trust reserves to the Unit Holders during 2005.

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

     None of the Units are subject to outstanding options or warrants to purchase, and no securities are convertible into Units. Under the terms of the Trust Indenture, the Trust may not issue additional Units.

     b. Holders. The Units are the only class of security issued by the Trust. As of March 30, 2005, there were 832 record holders of Units.

     c. Dividends. All income of the Trust plus any amounts released from reserves and less amounts used to pay Trust expenses and amounts placed in reserves, distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit holder for each quarter during 2004 and 2003:

2004
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2004	April 9, 2004	$1,508,247	$0.119385
June 30, 2004	July 12, 2004	156,293	0.012371
September 30, 2004	October 12, 2004	1,815,668	0.143719
December 31, 2004	January 11, 2005	403,538	0.031942

Total distributed		$3,883,746	$0.307418

2003
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2003	April 10, 2003	$1,358,655	$0.107544
June 30, 2003	July 9, 2003	131,506	0.010407
September 30, 2003	October 7, 2003	1,604,223	0.126982
December 31, 2003	January 9, 2004	148,661	0.011767

Total distributed		$3,243,045	$0.256700

d. Securities Authorized for Issuance under Equity Compensation Plans.

Not Applicable

e. Recent Sales of Unregistered Securities.

None.

f. Issuer Purchases of Equity Securities.

None.

Item 6. SELECTED FINANCIAL DATA.

     The table below sets forth selected financial data, drawn from the Trust’s audited financial statements, for each of the last five fiscal years.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Royalty and Interest Income	$3,973,069	$3,359,949	$4,713,912	$4,244,950	$5,219,007

Trust Expenses	(89,323)	(116,904)	(119,781)	(80,973)	(70,773)
Trust Reserves	—	—	—	(783,317)	—

Distributable Income	$3,883,746	$3,243,045	$4,594,131	$3,380,660	$5,148,234

Distributable Income Per Unit (12,633,432 units)	$0.307418	$0.256700	$0.363649	$0.267597	$0.407509

Total Assets	$1,211,946	$958,204	$1,003,245	$1,009,585	$214,019

Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2004 was $3,883,746 compared to $3,243,045 for 2003 and compared to $4,594,131 for 2002. The increase in distributable income in 2004 from 2003 was primarily due to an overall increase in royalty and overriding royalty payments received from income-producing mines as further discussed below.

     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

Mine	2004	2003	2002	2001
Decker	$3,056,604	$2,684,331	$3,835,811	$3,375,106
Spring Creek	897,698	661,387	850,965	833,317
Big Horn	—	—-	—	1,440

	$3,954,302	$3,345,718	$4,686,776	$4,209,863

     a. Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,056,604 in 2004 from $2,684,331 in 2003. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,684,331 in 2003 from $3,835,811 in 2002. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

     b. Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $897,698 from $661,387 in 2003. Of this increase, $207,380 relates to the release of funds held by Spring Creek Coal Company relative to the litigation which was settled in December 2004. For a more detailed discussion, see “Legal Proceedings.” The remaining increase of approximately $30,000 is due to increased coal production under the Spring Creek Mine leases. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $661,387 in 2003 from $850,965 in 2002. The decrease reflected decreased coal production under the applicable lease in 2003.

     c. Big Horn Mine. No royalties were received from the Big Horn Mine during 2004 or 2003. The Big Horn Mine reached the end of its production cycle and the Trust does not anticipate receiving further payments from coal production from the Big Horn Mine.

     d. Black Butte Mine. No royalties were received from the Black Butte Mine during 2004 or 2003. The Black Butte Mine reached the end of its production cycle and the Trust does not anticipate receiving further payments from coal production from the Black Butte Mine.

Trust Expenses. Trust expenses decreased to $89,323 in 2004, compared to $116,904 in 2003 and $119,781 in 2002. The decrease from 2003 to 2004 was primarily due to a decrease in legal and accounting expenses as well as certain administrative expenses. The Trust’s expenses did not significantly change from 2002 to 2003.

Trust Reserve. On June 29, 2001, Spring Creek Coal Company, the operator of the Spring Creek Mine, notified the Trustee that the Trust had received overpayments aggregating approximately $476,000 between 1996 to 2000 on its Coal Royalty on this mine and requested a reimbursement of the alleged overpayment As a result of the apparent dispute over these royalty payments, the Trustee decided to place $783,317 of royalty payments received from the Spring Creek Mine on July 31, 2001 in reserve pending resolution of this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company relating to its reimbursement request and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust did not own an overriding royalty interest in certain portions of the Spring Creek Mine. Spring Creek Coal Company indicated that would seek the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. As a result of the settlement, the Trustee will distribute the $783,317 that held in trust reserves to the Unit Holders during 2005.

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

Contractual Obligations.

     None.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     a. Financial Statements. The following documents are filed as part of the Trust’s financial statements for the period from January 1, 2004 to December 31, 2004:

(1)	Report of Independent Registered Public Accounting Firm — KPMG LLP

(2)	Statements of Assets, Liabilities and Trust Corpus

(3)	Statements of Distributable Income

(4)	Statements of Changes in Trust Corpus

(5)	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Trustee and Unit Holders
Kiewit Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1 to the financial statements, the financial statements have been prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2004 and 2003, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, in conformity with the basis of accounting described in note 1 to the financial statements.

Omaha, Nebraska
March 8, 2005

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash equivalents	$403,538	$148,662
Trust reserves	783,317	783,317
Royalty and overriding royalty interests in coal lease	167,817	167,817
Less accumulated amortization	(142,726)	(141,592)
Net royalty and overriding royalty interests in coal leases	25,091	26,225

Total Assets	$1,211,946	$958,204

LIABILITIES AND TRUST CORPUS
Distributions payable to Unit Holders	$403,538	$148,662
Trust reserves payable	783,317	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	25,091	26,225

Total Liabilities and Trust Corpus	$1,211,946	$958,204

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the three years ended December 31, 2004

	2004	2003	2002
Royalty income	$3,954,302	$3,345,718	$4,686,776
Interest income	18,767	14,231	27,136
Trust expenses	(89,323)	(116,904)	(119,781)

Distributable income	$3,883,746	$3,243,045	$4,594,131

Distributable income per unit	$0.307418	$0.256700	$0.363649

STATEMENTS OF CHANGES IN TRUST CORPUS
for the three years ended December 31, 2004

	2004	2003	2002
Trust corpus, beginning of year	$26,225	$30,317	$37,386
Amortization of royalty interests	(1,134)	(4,092)	(7,069)
Distributable income	3,883,746	3,243,045	4,594,131
Distributions to Unit Holders	(3,883,746)	(3,243,045)	(4,594,131)

Trust corpus, end of year	$25,091	$26,225	$30,317

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Basis of Accounting:
(a)	Basis of Accounting:
The financial statements of Kiewit Royalty Trust (the “Trust”) are prepared on the following basis:
(1)	Royalty income is recorded on a cash receipt basis.
(2)	Trust administration expenses are recorded in the month in which they are paid.
(3)	Amortization of the net royalty and overriding royalty interests, which is calculated on a units-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income.
(4)	Distributions to Unit Holders are recognized when declared by the Trust.
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
The Trust was established on May 17, 1982. Units of beneficial interest (“Units”) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Peter Kiewit Sons’, Inc. (now known as Level 3 Communications, Inc.)(the “Trustor”), as of June 10, 1982. Such shareholders were citizens of the United States of America. These shareholders received one Unit in the Trust for each share of the Trustor’s stock held. On June 28, 1982, the Trustor conveyed to the Trust royalty and overriding royalty interests owned by the Trustor’s subsidiaries in certain coal properties in Montana and Wyoming.
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
The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents the Trustor’s historical net book value at the date of the transfer to the Trust.
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
On June 29, 2001, Spring Creek Coal Company, the operator of the Spring Creek Mine, notified the Trustee that the Trust had received overpayments aggregating approximately $476,000 between 1996 to 2000 on its Coal Royalty on this mine and requested a reimbursement of the alleged overpayment As a result of the apparent dispute over these royalty payments, the Trustee decided to place $783,317 of royalty payments received from the Spring Creek Mine on July 31, 2001 in reserve pending resolution of this matter. In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company relating to its reimbursement request and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust did not own an overriding royalty interest in certain portions of the Spring Creek Mine. Spring Creek Coal Company indicated that would seek the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. Under the terms of the settlement, the Trust received approximately $207,380 of royalty payments that had been suspended since the third quarter of 2000. The final amount is subject to adjustment based on an independent audit of royalty payments from the subject lease which is to be completed by March 31, 2005 and will be included in the Trust’s 2005 royalty income. In addition, the Trustee will distribute the $783,317 that held in trust reserves to the Unit Holders during 2005.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

6.	Summary of Quarterly Financial Data (Unaudited):
The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty	Distributable	Income
	Income	Income	Per Unit
For the year ended December 31, 2004:
March 31, 2004	$1,521,771	$1,508,247	$0.119385
June 30, 2004	199,242	156,293	0.012371
September 30, 2004	1,822,339	1,815,668	0.143719
December 31, 2004	410,950	403,538	0.031942

	$3,954,302	$3,883,746	$0.307418

For the year ended December 31, 2003:
March 31, 2003	$1,381,149	$1,358,655	$0.107544
June 30, 2003	172,113	131,506	0.010407
September 30, 2003	1,614,880	1,604,223	0.126982
December 31, 2003	177,576	148,661	0.011767

	$3,345,718	$3,243,045	$0.256700

b.	Supplementary Data. Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

a.	As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

b.	There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive Officers and Director. The Trust is administered by officers and employees of the Trustee. While, there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee acts as the chief executive officer and chief financial officer of the Trust:

     Ted L. Hall, age 49, Vice President and Trust Officer with US Bank, NA since September 2002. Mr. Hall has been the Trust Officer responsible for administration of the Kiewit Royalty Trust since June 2003. Mr. Hall has been a Vice President with US Bank, NA since December 2000 in the Private Client Group. From 1996 through 2000, he served as Vice President of Wells Fargo Bank Nebraska, NA, formerly Norwest Bank Nebraska, NA.

     Compliance with Section 16(a) of the Exchange Act. The Trust believes that there was full compliance for the year ended December 31, 2004 with all filing requirements under Section 16(a) of the Exchange Act applicable to any person who would be considered as an officer or director of the Trust and to all persons who were beneficial owners of more than ten percent of the outstanding Units.

     Code of Ethics. The Trust does not maintain its own Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 because it does not have officers or employees of its own. The Trustee maintains a Code of Conduct for all of its employees, including those who perform duties for the Trust. A copy of the Trustee’s Code of Conduct will be made available to Unit Holders without charge upon request.

Item 11. EXECUTIVE COMPENSATION.

     The Trust does not have its own officers. Certain services are provided to the Trust by officers of the Trustee. However, none of employees of the Trustee that perform the functions of the Trust’s officers receive any compensation from the Trust and the Trustee does not receive reimbursement from the Trust for any portion of the compensation paid to such employees.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Trustee believes the only holder of more than 5% of the outstanding Units as of March 30, 2005, Walter Scott, Jr., who beneficially owned 800,000 Units representing 6.33% of the class outstanding. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 30, 2005. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Rule S-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2004, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   Fees Paid to KPMG LLP for 2004 and 2003

   The following are aggregate fees billed to the Trust by KPMG LLP during 2004 and 2003.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2004	December 31, 2003

Audit fees	$23,575	$11,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$23,575	$11,900

   Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

     Audit-related fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

     Tax fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit defense.

     All other fees. All other fees consist of fees for products and services other than the services reported above.

     As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.	Documents Filed as Part of this Report.

	1.	The following financial statements are filed herewith:
Independent Auditors’ Report — KPMG LLP
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

KIEWIT ROYALTY TRUST

	By	U.S. Bank National Association
in its capacity as Trustee and
not in its individual capacity or
otherwise
Date: March 30, 2005	By:	/s/ Ted L. Hall
By: Ted L. Hall
Trust Officer

(The Registrant has no directors or executive officers.)