Form 10-Q
period 2005-03-31
KIEWIT ROYALTY TRUST
filed 2005-05-23
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 000-10810

KIEWIT ROYALTY TRUST

(Exact name of Registrant as specified in its charter)

Nebraska (State or other jurisdiction of	47-6131402 (I.R.S. Employer Identification No.)
incorporation or organization)

Trust Division	68102
U.S. Bank National Association	(Zip Code)
1700 Farnam Street
Omaha, Nebraska
(Address of Principal Executive
Offices)

(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of March 31, 2005 and audited as of December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$2,469,050	$403,538
Trust reserves	—	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,884)	(142,726)
Net royalty and overriding royalty interests in coal leases	22,933	25,091
Total Assets	$2,491,983	$1,211,946
LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$2,469,050	$403,538
Trust reserves payable	—	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,933	25,091
Total Liabilities and Trust Corpus	$2,491,983	$1,211,946

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended March 31
	2005	2004
Royalty income	$1,711,110	$1,521,771
Royalty income recognized on settlement of litigation	783,317	—
Interest income	11,576	4,279
Trust expenses	(36,953)	(17,803)
Distributable income	$2,469,050	$1,508,247
Distributable income per unit	$0.1954378	$0.1193854

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three Months Ended March 31
	2005	2004
Trust corpus as of January 1	$25,091	$26,225
Amortization of royalty interests	(2,158)	(754)
Distributable income	2,469,050	1,508,247
Distributions to unit holders	(2,469,050)	(1,508,247)
Trust corpus as of March 31	$22,933	$25,471

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2005 and December 31, 2004

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2004.

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

b. Material Changes in Results of Operations.

     During the three-month period ended March 31, 2005 and 2004, the Trust received a total of $1,711,110 and $1,521,771, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31
	2005	2004
Decker	$1,711,110	$1,521,771
Spring Creek	—	—
Total	$1,711,110	$1,521,771

i. Decker Mine.

     Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $1,711,110 during the first three months of 2005 as compared to $1,521,771 received during the same period in 2004. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.

ii. Spring Creek Mine.

     No royalties were received from the Spring Creek Mine during the first three months of 2005 or 2004 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

iii. Trust Expenses .

     Trust expenses increased to $36,953 in the first three months of 2005, as compared to $17,803 for the same period in 2004. The change in trust expenses is related to the change in audit, legal and administrative fees.

iv. Trust Reserve .

     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, was being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. As a result of the settlement, the Trustee distributed the $783,317 which was held in trust reserves to the Unit Holders during the first quarter of 2005. This amount is included in the statements of distributable income. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

     c. Critical Accounting Policies and Estimates.

The Trust’s financial statements reflect the selection and application of accounting policies which require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations:

Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

Reserves for liabilities which are contingent or uncertain in amount may also be established if considered necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 4. Controls and Procedures.

     a. As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

     b. There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1. Legal Proceedings.

     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, was being held in reserve in connection with this matter.

     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit was seeking adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. Under the terms of the settlement, the Trust received approximately $207,380, in 2004, of royalty payments that had been suspended since the third quarter of 2000. The final amount is subject to adjustment based on an independent audit of royalty payments from the subject lease which is to be completed in the second quarter and will be included in the Trust’s 2005 royalty income. In addition, the Trustee distributed the $783,317, which was held in trust reserves, to the Unit Holders during the first quarter of 2005. There are no other pending material legal proceedings to which the Trust is a party or which any of its property is the subject.

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

Dated: May 20, 2005