Form 10-Q
period 2005-06-30
KIEWIT ROYALTY TRUST
filed 2005-08-04
CIK 711477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of June 30, 2005 and audited as of December 31, 2004

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Cash and cash equivalents	$170,253	$403,538
Trust reserves	—	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,890)	(142,726)

Net royalty and overriding royalty interests in coal leases	22,927	25,091

Total Assets	$193,180	$1,211,946

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$170,253	$403,538
Trust reserves payable	—	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,927	25,091

Total Liabilities and Trust Corpus	$193,180	$1,211,946

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Royalty income	$207,409	$199,242	$1,918,519	$1,721,013
Royalty income recognized on settlement of litigation	—	—	783,317	—
Interest income	1,968	2,379	13,544	6,658
Trust expenses	(39,124)	(45,328)	(76,077)	(63,131)

Distributable income	$170,253	$156,293	$2,639,303	$1,664,540

Distributable income per unit	$0.0134764	$0.0123714	$0.2089142	$0.1317568

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30
	2005	2004
Trust corpus as of January 1	$25,091	$26,225
Amortization of royalty interests	(2,164)	(809)
Distributable income	2,639,303	1,664,540
Distributions to unit holders	(2,639,303)	(1,664,540)

Trust corpus as of June 30	$22,927	$25,416

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2005 and December 31, 2004
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

b. Material Changes in Results of Operations.
     During the three- and six-month period ended June 30, 2005, the Trust received a total of $207,409 and $1,918,519, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Decker	$157,409	$149,242	$1,868,519	$1,671,013
Spring Creek	50,000	50,000	50,000	50,000
Total	$207,409	$199,242	$1,918,519	$1,721,013

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $1,868,519 during the first six months of 2005 as compared to $1,671,013 received during the same period in 2004. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     The Trust received $50,000 from the Spring Creek Mine during the first six months of 2005, as well as the first six months of 2004. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2005 and 2004.
iii. Trust Expenses.
     Trust expenses increased to $76,077 in the first six months of 2005, as compared to $63,131 for the same period in 2004. The six-month increase in 2005 was a result of one time trust administrative expenses related to the settlement of the Spring Creek Coal Company litigation. For the second quarter of 2005, trust expenses were $39,124, as compared to $45,328 for the same period in 2004. The change in trust expenses is related to the change in audit, legal and administrative fees.
iv. Trust Reserve.
     On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, was being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. As a result of the settlement, during the first quarter of 2005, the Trustee distributed to the Unit Holders the $783,317 which was held in trust reserves. This amount is included in the statements of distributable income. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”

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
     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit was seeking adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. Under the terms of the settlement, the Trust received approximately $207,380, in 2004, of royalty payments that had been suspended since the third quarter of 2000. The final amount is subject to adjustment based on an independent audit of royalty payments from the subject lease and will be included in the Trust’s 2005 royalty income. The audit results are pending and should be received in the third quarter. In addition, the Trustee distributed the $783,317, which was held in trust reserves, to the Unit Holders during the first quarter of 2005. There are no other pending material legal proceedings to which the Trust is a party or to which any of its property is subject.
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
Dated: July 28, 2005