Form 10-Q
period 2005-09-30
KIEWIT ROYALTY TRUST
filed 2005-11-10
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of September 30, 2005 and audited as of December 31, 2004

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Cash and cash equivalents	$1,828,614	$403,538
Trust reserves	—	783,317
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(142,726)

Net royalty and overriding royalty interests in coal leases	22,890	25,091

Total Assets	$1,851,504	$1,211,946

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$1,828,614	$403,538
Trust reserves payable	—	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	25,091

Total Liabilities and Trust Corpus	$1,851,504	$1,211,946

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Royalty income	$1,829,761	$1,822,339	$3,748,280	$3,543,352
Royalty income recognized on settlement of litigation	—	—	783,317	—
Interest income	11,036	7,016	24,580	13,674
Trust expenses	(12,183)	(13,687)	(88,259)	(76,818)

Distributable income	$1,828,614	$1,815,668	$4,467,918	$3,480,208

Distributable income per unit	$0.1447440	$0.1437193	$0.3536583	$0.2754761

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30
	2005	2004
Trust corpus as of January 1	$25,091	$26,225
Amortization of royalty interests	(2,201)	(1,134)
Distributable income	4,467,918	3,480,208
Distributions to unit holders	(4,467,918)	(3,480,208)

Trust corpus as of September 30	$22,890	$25,091

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2005 and December 31, 2004
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

b. Material Changes in Results of Operations.
     During the three- and nine-month period ended September 30, 2005, the Trust received a total of $1,829,761 and $3,748,280, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Decker	$880,733	$1,182,024	$2,749,252	$2,853,037
Spring Creek	949,028	640,315	999,028	690,315

Total	$1,829,761	$1,822,339	$3,748,280	$3,543,352

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $2,749,252 during the first nine months of 2005, as compared to $2,853,037 received during the same period in 2004. For the third quarter of 2005, the payments received by the Trust from the Decker Mine decreased to $880,733 as compared to $1,182,024 received during the same quarter of 2004. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $999,028 during the first nine months of 2005 as compared to $690,315 received during the same period in 2004. For the third quarter of 2005, the payments received by the Trust from the Spring Creek Mine increased to $949,028 as compared to $640,315 received during the same quarter of 2004. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.
iii. Trust Expenses.
     Trust expenses increased to $88,259 in the first nine months of 2005, as compared to $76,818 for the same period in 2004. The nine-month increase in 2005 was a result of one time trust administrative expenses related to the settlement of the Spring Creek Coal Company litigation. For the third quarter of 2005, trust expenses were $12,183, as compared to $13,687 for the same period in 2004. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
     In April 2002, the Trust filed a complaint in Federal District Court for the District of Montana, Billings Division, seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine. The suit was seeking adjudication of a reimbursement request to the Trust from Spring Creek Coal Company and an accounting of all coal overriding royalties that Spring Creek Coal Company should have paid to the Trust under certain agreements between the parties. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of land encompassed by Lease M-069782 at Spring Creek Mine. During the discovery phase of the lawsuit, the Spring Creek Coal Company indicated that it was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. Under the terms of the settlement, the Trust received approximately $207,380, in 2004, of royalty payments that had been suspended since the third quarter of 2000. The final amount was subject to adjustment based on an independent audit of royalty payments from the subject lease. The audit resulted in an additional payment of $13,153 to the Trust, which was included in royalty income in the third quarter of 2005. In addition, the Trustee distributed the $783,317, which was held in trust reserves, to the Unit Holders during the first quarter of 2005. There are no other pending material legal proceedings to which the Trust is a party or to which any of its property is subject.
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
Dated: November 9, 2005