Form 10-K
period 2005-12-31
KIEWIT ROYALTY TRUST
filed 2006-04-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
COMMISSION FILE NUMBER: 000-10810
KIEWIT ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Nebraska	47-6131402
(State of Organization)	(I.R.S. Employer Identification Number)
Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of principal executive offices)
Registrant’s telephone number, including area code: (402) 348-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Units of Beneficial Interest
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no active trading market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

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

ii

PART I
Item 1. BUSINESS.
     Purpose of the Trust. Kiewit Royalty Trust (the “Trust”) was organized by Peter Kiewit Sons’, Inc. (now, known as Level 3 Communications, Inc.) (the “Trustor”) under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and 16 overriding royalty interests in leases of four coal mines located in Montana and Wyoming (the “Coal Royalties”). The Coal Royalties are the interests retained in these four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.
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
     The Coal Royalties. The Coal Royalties provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The terms of the individual Coal Royalties vary considerably, as does the acreage covered by the underlying coal leases, the estimated total tons of coal within a legal description of property as evidenced by a lease (the “Tons Under Lease”) and the estimated total tons of coal under lease that can be economically extracted under existing market conditions (“Current Economic Tons”). In general, the Current Economic Tons will be less than the total Tons Under Lease because the cost of extracting a portion of the total Tons Under Lease will outweigh the price at which the coal could be sold. In addition, Current Economic Tons may be reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. The inability to extract the total Tons Under Lease or the inability to sell any portion of the coal extracted will reduce the royalties payable to the Trust. The following chart sets forth the actual total amount of coal production during the past five years from the leases in which the Trust has Coal Royalties:
Tons of Coal Produced

	2005	2004	2003	2002	2001

Decker Mine	$5,660,597	$6,640,460	$5,664,008	$7,184,287	$7,038,734
Spring Creek Mine	9,258,738	9,937,376	6,613,867	8,509,650	9,664,969

Total	$14,919,335	$16,577,836	$12,277,875	$15,693,937	$16,703,703

     The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:
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

		Terms of Overriding	Tons Under	Current Economic
Lease	Lessor	Royalties	Lease	Tons

M-073093	United States	5 cents per ton[1]	84,594,000	58,505
M-0561685	United States	10 cents per ton[1]	45,802,000	12,988,263
M-057934	United States	10 cents per ton[1]	7,927,000	3,513,544
C-1085-93	Montana	10 cents per ton[1]	2,446,000	931,091
C-1087-95	Montana	10 cents per ton[1]	7,420,000	7,420,000

Total			148,189,000	24,911,403

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

		Terms of Overriding	Tons Under	Current Economic
Lease	Lessor	Royalties	Lease	Tons

M-069782	United States	10 cents per ton[2]	83,409,000	57,636,262
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
     Financial Information about Geographic Areas. Substantially all of the Trust’s 2005 income was generated from royalty income received from sources located in the United States.
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
Item 1A. RISK FACTORS.
     A Substantial or Extended Decline in Coal Prices Would Have a Material Adverse Effect on the Trust’s Revenues
     The royalty payments received by the Trust are dependent on the realized price of the coal produced under the Coal Royalties. The price of coal is affected by numerous factors beyond the control of the Trust and the operators of the mines in which it holds coal royalties. Any drop in the realized price of coal will adversely affect the Trust revenues, net income and cash flows.
Estimates of Economic Tons of Coal Are Uncertain
     Estimates of the economic tons of coal under the Coal Royalties are subject to considerable uncertainty. Such estimates are based on the estimated amount of coal actually in the ground, estimates of the selling price of such coal and estimates of the cost to extract the coal. Estimates of coal in the ground are based on interpretations of geologic data and are subject to considerable uncertainty. Estimates of capital and operating costs associated with extracting coal are based on many factors such as anticipated tonnage and grades of coal to be mined, the predicted configuration of the coal deposits, the costs of operating and processing equipment and other factors. The selling price of coal is subject to significant uncertainty. As a result the amount of coal that may be extracted from a particular mine in an economic manner may be considerable less than the amount of coal actually in place. As coal prices decline or extraction costs increase, the economic tons of coal will decline and this will affect the amount of coal that is actually produced from the mine. Any drop in the economic tons of coal subject to the Coal Royalties will adversely affect the Trust revenues, net income and cash flows.
Item 1B. UNRESOLVED STAFF COMMENTS.
     None.
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
     b. Holders. The Units are the only class of security issued by the Trust. As of April 14, 2006, there were 846 record holders of Units.
     c. Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit holder for each quarter during 2005 and 2004:

2005
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2005	April 8, 2005	$2,469,050	$0.195438
June 30, 2005	July 8, 2005	170,253	0.013476
September 30, 2005	October 12, 2005	1,828,614	0.144744
December 31, 2005	January 11, 2006	168,311	0.013323

Total distributed		$4,636,228	$0.366981

2004
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2004	April 9, 2004	$1,508,247	$0.119385
June 30, 2004	July 12, 2004	156,293	0.012371
September 30, 2004	October 12, 2004	1,815,668	0.143719
December 31, 2004	January 11, 2005	403,538	0.031942

Total distributed		$3,883,746	$0.307418

d. Securities Authorized for Issuance under Equity Compensation Plans.
     Not applicable.
e. Recent Sales of Unregistered Securities.
     None.
f. Issuer Purchases of Equity Securities.
     None.
Item 6. SELECTED FINANCIAL DATA.
     The table below sets forth selected financial data, drawn from the Trust’s audited financial statements, for each of the last five fiscal years.

	2005	2004	2003	2002	2001

Royalty and interest income	$4,736,654	$3,973,069	$3,359,949	$4,713,912	$4,244,950
Trust expenses	$(100,426)	$(89,323)	$(116,904)	$(119,781)	$(80,793)
Trust reserves	$—	$—	$—	$—	$(783,317)
Distributable income	$4,636,228	$3,883,746	$3,243,045	$4,594,131	$3,380,660
Distributable income per unit (12,633,432 units)	$0.366981	$0.307418	$0.256700	$0.363649	$0.267597
Total assets	$191,200	$1,211,946	$958,204	$1,003,245	$1,009,585
Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2005 was $4,636,228 compared to $3,883,746 for 2004 and compared to $3,243,045 for 2003. The increase in distributable income in 2005 from 2004 was primarily due to royalty income recognized on settlement of litigation of $783,317.
     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

Mine	2005	2004	2003	2002

Decker	$2,926,496	$3,056,604	$2,684,331	$3,835,811
Spring Creek	999,028	897,698	661,387	850,965

	$3,925,524	$3,954,302	$3,345,718	$4,686,776

     a. Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,926,496 in 2005 from $3,056,604 in 2004. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $3,056,604 in 2004 from $2,684,331 in 2003. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.
     b. Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $999,028 from $897,698 in 2004. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $897,698 in 2004 from $661,387 in 2003. Of this increase, $207,380 relates to the release of funds held by Spring Creek Coal Company relative to the litigation which was settled in December 2004. For a more detailed discussion, see “Legal Proceedings.” The remaining increase of approximately $30,000 is due to increased coal production under the Spring Creek Mine leases.
     Trust Expenses. Trust expenses increased to $100,426 in 2005 and decreased to $89,323 in 2004 compared to $116,904 in 2003. The changes from 2004 to 2005 and 2003 to 2004 were primarily due to the changes in legal and accounting expenses as well as certain administrative expenses.
     Trust Reserves. On June 29, 2001, the Trustee received notification from the operator of the Spring Creek Mine initially alleging overpayments aggregating approximately $476,000 related to the Trust’s overriding royalty interest that were remitted during the period from 1996 to 2000. Accordingly, the $783,317 royalty payment received from the Spring Creek Mine on July 31, 2001, was being held in reserve in connection with this matter. In April 2002, the Trust filed a complaint in federal district court seeking a declaratory judgment and accounting against Spring Creek Coal Company, the operator of the Spring Creek Mine, in connection with this matter. On October 28, 2002, the Spring Creek Coal Company filed an answer and a counterclaim to the Trust’s complaint alleging that the Trust does not own an overriding royalty interest in certain portions of lands encompassed by Lease M-069782 at Spring Creek Mine. The Spring Creek Coal Company was seeking the return of $790,776 in allegedly mistaken payments made by it to the Trust under this lease. In December 2004, the parties reached a settlement and the case was dismissed with prejudice. As a result of the settlement, during the first quarter of 2005, the Trustee distributed to the Unit Holders the $783,317 which was held in trust reserves. This amount is included in the statements of distributable income. For a more detailed discussion of the legal action instituted by the Trust, see “Legal Proceedings.”
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
     The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     a. Financial Statements. The following documents are filed as part of the Trust’s financial statements for the period from January 1, 2005 to December 31, 2005:
(1)	Report of Independent Registered Public Accounting Firm — KPMG LLP

(2)	Statements of Assets, Liabilities and Trust Corpus

(3)	Statements of Distributable Income

(4)	Statements of Changes in Trust Corpus

(5)	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm
The Trustee and Unit Holders
Kiewit Royalty Trust:
     We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, on the basis of accounting described in Note 1.
KPMG LLP
Omaha, Nebraska
April 5, 2006

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2005 and 2004

	2005	2004

ASSETS
Cash and cash equivalents	$168,310	$403,538
Trust reserves	—	783,317
Royalty and overriding royalty interests in coal lease	167,817	167,817
Less accumulated amortization	(144,927)	(142,726)

Net royalty and overriding royalty interests in coal leases	22,890	25,091

Total Assets	$191,200	$1,211,946

LIABILITIES
Distributions payable to Unit Holders	$168,310	$403,538
Trust reserves payable	—	783,317
Trust corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	22,890	25,091

Total Liabilities and Trust Corpus	$191,200	$1,211,946

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the three years ended December 31, 2005

	2005	2004	2003

Royalty income	$3,925,524	$3,954,302	$3,345,718
Royalty income recognized on settlement of litigation	783,317	—	—
Interest income	27,813	18,767	14,231
Trust expenses	(100,426)	(89,323)	(116,904)

Distributable income	$4,636,228	$3,883,746	$3,243,045

Distributable income per unit	$0.366981	$0.307418	$0.256700

STATEMENTS OF CHANGES IN TRUST CORPUS
for the three years ended December 31, 2005

	2005	2004	2003

Trust corpus, beginning of year	$25,091	$26,225	$30,317
Amortization of royalty interests	(2,201)	(1,134)	(4,092)
Distributable income	4,636,228	3,883,746	3,243,045
Distributions to Unit Holders	(4,636,228)	(3,883,746)	(3,243,045)

Trust corpus, end of year	$22,890	$25,091	$26,225

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

The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. While these statements differ from financial statements prepared in accordance with U.S. generally accepted accounting principles, the cash basis of reporting revenues is considered to be the most meaningful because Quarterly Distributions to Unit Holders are based on net cash receipts.

(b)	Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

2.	Trust Organization and Provisions:

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

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a “grantor trust” which is not a taxable entity.

6.	Royalty Income Recognized on Settlement of Litigation:

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

7.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty	Distributable	Income
	Income	Income	Per Unit

For the year ended December 31, 2005:
March 31, 2005	$1,711,110	$2,469,050	$0.195438
June 30, 2005	207,409	170,253	0.013476
September 30, 2005	1,829,761	1,828,614	0.144744
December 31, 2005	177,244	168,311	0.013323

	$3,925,524	$4,636,228	$0.366981

For the year ended December 31, 2004:
March 31, 2005	$1,521,771	$1,508,247	$0.119385
June 30, 2005	199,242	156,293	0.012371
September 30, 2005	1,822,339	1,815,668	0.143719
December 31, 2005	410,950	403,538	0.031942

	$3,954,302	$3,883,746	$0.307418

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 9A. CONTROLS AND PROCEDURES.
a.	As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

b.	There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Executive Officers and Director . The Trust is administered by officers and employees of the Trustee. While, there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee acts as the chief executive officer and chief financial officer of the Trust:
     Ted L. Hall, age 50, Vice President and Trust Officer with US Bank, NA since September 2002. Mr. Hall has been the Trust Officer responsible for administration of the Kiewit Royalty Trust since June 2003. Mr. Hall has been a Vice President with US Bank, NA since December 2000 in the Private Client Group. From 1996 through 2000, he served as Vice President of Wells Fargo Bank Nebraska, NA, formerly Norwest Bank Nebraska, NA.
     Compliance with Section 16(a) of the Exchange Act. The Trust believes that there was full compliance for the year ended December 31, 2005 with all filing requirements under Section 16(a) of the Exchange Act applicable to any person who would be considered as an officer or director of the Trust and to all persons who were beneficial owners of more than ten percent of the outstanding Units.
     Code of Ethics . The Trust does not maintain its own Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 because it does not have officers or employees of its own. The Trustee maintains a Code of Conduct for all of its employees, including those who perform duties for the Trust. A copy of the Trustee’s Code of Conduct will be made available to Unit Holders without charge upon request.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The Trustee believes the only holder of more than 5% of the outstanding Units as of April 14, 2006, Walter Scott, Jr., who beneficially owned 800,000 Units representing 6.33% of the class outstanding. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of April 14, 2006. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     During 2005, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than five percent of the Units.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Fees Paid to KPMG LLP for 2005 and 2004
     The following are aggregate fees billed to the Trust by KPMG LLP during 2005 and 2004.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004

Audit fees	$24,725	$23,575
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$24,725	$23,575

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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
a.	Documents Filed as Part of this Report.
1.	The following statements are filed herewith:

Report of Independent Registered Accounting Firm – KPMG LLP

Statements of Assets, Liabilities and Trust Corpus

Statements of Distributable Income

Statements of Changes in Trust Corpus

Notes to Financial Statements

2.	Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC.

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

KIEWIT ROYALTY TRUST

	By	U.S. Bank National Association
in its capacity as Trustee and
not in its individual capacity or
otherwise

April 14, 2006	By:	/s/ Ted L. Hall
By: Ted L. Hall
Trust Officer
(The Registrant has no directors or executive officers.)