Form 10-Q
period 2006-03-31
KIEWIT ROYALTY TRUST
filed 2006-05-15
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITES EXCHANGE ACT OF 1934
Commission File No. 000-10810
KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of Principal Executive Offices and Zip Code)
(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐               Accelerated filer ☐               Non- accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended March 31, 2006
Forward-Looking Statements
     This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 2. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of March 31, 2006 and audited as of December 31, 2005

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$1,004,695	$168,310
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$1,027,585	$191,200

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$1,004,695	$168,310
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$1,027,585	$191,200

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended March 31
	2006	2005
Royalty income	$1,008,302	$1,711,110
Royalty income recognized on settlement of litigation	—	783,317
Interest income	7,350	11,576
Trust expenses	(10,957)	(36,953)

Distributable income	$1,004,695	$2,469,050

Distributable income per unit	$0.0795267	$0.1954378

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three Months Ended March 31
	2006	2005
Trust corpus as of January 1	$22,890	$25,091
Amortization of royalty interests	—	(2,158)
Distributable income	1,004,695	2,469,050
Distributions to unit holders	(1,004,695)	(2,469,050)

Trust corpus as of March 31	$22,890	$22,933

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2006 and December 31, 2005
Basis of Presentation
     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2005.
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

b. Material Changes in Results of Operations.
     During the three-month period ended March 31, 2006 and 2005, the Trust received a total of $1,008,302 and $1,711,110, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31
	2006	2005
Decker	$1,008,302	$1,711,110
Spring Creek	—	—

Total	$1,008,302	$1,711,110

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,008,302 during the first three months of 2006, as compared to $1,711,110 received during the same period in 2005. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     No royalties were received from the Spring Creek Mine during the first three months of 2006 and 2005 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.
iii. Trust Expenses.
     Trust expenses decreased to $10,957 in the first three months of 2006, as compared to $36,953 for the same period in 2005. This decrease was a result of one time trust administrative expenses related to the settlement of the Spring Creek Coal Company litigation, which were paid in the first quarter of 2005.
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

     c. Critical Accounting Policies and Estimates.
The Trust’s financial statements reflect the selection and application of accounting policies which require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations:
•	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

•	Reserves for liabilities which are contingent or uncertain in amount may also be established if considered necessary.

•	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit Holders are recognized when declared by the Trustee.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material legal proceedings to which the Trust is a party or to which any of its property is subject.
Item 1A. Risk Factors.
     The risk factors affecting the Trust are described in Item 1A “Risk Factors” of the Trust’s 2005 Annual Report on Form 10-K. There have been no changes to the risk factors affecting the Trust from those discussed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
Dated: May 15, 2006