Form 10-Q
period 2006-06-30
KIEWIT ROYALTY TRUST
filed 2006-08-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
For the Quarter Ended June 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
unaudited as of June 30, 2006 and audited as of December 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$202,770	$168,310
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$225,660	$191,200

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$202,770	$168,310
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$225,660	$191,200

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Royalty income	$244,498	$207,409	$1,252,800	$1,918,519
Royalty income recognized on settlement of litigation	—	—	—	783,317
Interest income	2,690	1,968	10,040	13,544
Trust expenses	(44,418)	(39,124)	(55,375)	(76,077)

Distributable income	$202,770	$170,253	$1,207,465	$2,639,303

Distributable income per unit	$0.0160503	$0.0134764	$0.0955770	$0.2089142

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30
	2006	2005
Trust corpus as of January 1	$22,890	$25,091
Amortization of royalty interests	—	(2,164)
Distributable income	1,207,465	2,639,303
Distributions to unit holders	(1,207,465)	(2,639,303)

Trust corpus as of June 30	$22,890	$22,927

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2006 and December 31, 2005
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

b. Material Changes in Results of Operations.
     During the three- and six-month period ended June 30, 2006, the Trust received a total of $244,498 and $1,252,800, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Decker	$194,498	$157,409	$1,202,800	$1,868,519
Spring Creek	50,000	50,000	50,000	50,000

Distributable income	$244,498	$207,409	$1,252,800	$1,918,519

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,202,800 during the first six months of 2006, as compared to $1,868,519 received during the same period in 2005. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     The Trust received $50,000 from the Spring Creek Mine during the first six months of 2006 as well as the first six months of 2005. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2006 and 2005.
iii. Trust Expenses.
     Trust expenses decreased to $55,375 in the first six months of 2006, as compared to $76,077 for the same period in 2005. The six-month decrease was a result of one time trust administrative expenses related to the settlement of the Spring Creek Coal Company litigation, which were paid in the first quarter of 2005. For the second quarter of 2006, trust expenses were $44,418 as compared to $39,124 for the same period in 2005. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
Dated: August 10, 2006