Form 10-Q
period 2006-09-30
KIEWIT ROYALTY TRUST
filed 2006-11-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended September 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$1,986,164	$168,310
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$2,009,054	$191,200

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$1,986,164	$168,310
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$2,009,054	$191,200

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Royalty income	$1,986,032	$1,829,761	$3,238,832	$3,748,280
Royalty income recognized on settlement of litigation	—	—	—	783,317
Interest income	17,160	11,036	27,200	24,580
Trust expenses	(17,028)	(12,183)	(72,403)	(88,259)

Distributable income	$1,986,164	$1,828,614	$3,193,629	$4,467,918

Distributable income per unit	$0.1572149	$0.1447440	$0.2527919	$0.356583

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30
	2006	2005
Trust corpus as of January 1	$22,890	$25,091
Amortization of royalty interests	—	(2,201)
Distributable income	3,193,629	4,467,918
Distributions to unit holders	(3,193,629)	(4,467,918)

Trust corpus as of September 30	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2006 and December 31, 2005
Basis of Presentation
     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles, for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2005.
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
b. Material Changes in Results of Operations.
     During the three- and nine-month period ended September 30, 2006, the Trust received a total of $1,986,032 and $3,238,832, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Decker	$832,174	$880,733	$2,034,974	$2,749,252
Spring Creek	1,153,858	949,028	1,203,858	999,028

Distributable income	$1,986,032	$1,829,761	$3,238,832	$3,748,280

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $2,034,974 during the first nine months of 2006, as compared to $2,749,252 received during the same period in 2005. For the third quarter of 2006, the payments received by the Trust from the Decker Mine decreased to $832,174 as compared to $880,733 received during the same quarter of 2005. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $1,203,858 during the first nine months of 2006 as compared to $999,028 received during the same period in 2005. For the third quarter of 2006, the payments received by the Trust from the Spring Creek Mine increased to $1,153,858 as compared to $949,028 received during the same quarter of 2005. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
iii. Trust Expenses.
     Trust expenses decreased to $72,403 in the first nine months of 2006, as compared to $88,259 for the same period in 2005. The nine-month decrease was a result of one time trust administrative expenses related to the settlement of the Spring Creek Coal Company litigation, which were paid in the first quarter of 2005. For the third quarter of 2006, trust expenses were $17,028 as compared to $12,183 for the same period in 2005. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
Dated: November 14, 2006