Form 10-K
period 2006-12-31
KIEWIT ROYALTY TRUST
filed 2007-04-02
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Tons of Coal Produced

	2006	2005	2004	2003	2002

Decker Mine	5,619,320	5,660,597	6,640,460	5,664,008	7,184,287

Spring Creek Mine	10,014,587	9,258,738	9,937,376	6,613,867	8,509,650

Total	15,633,907	14,919,335	16,577,836	12,277,875	15,693,937

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

		Terms of Overriding	Tons Under	Current Economic
Lease	Lessor	Royalties	Lease	Tons

M-073093	United States	5 cents per ton[1]	84,594,000	58,505
M-061685	United States	10 cents per ton[1]	45,802,000	9,498,531
M-057934	United States	10 cents per ton[1]	7,927,000	1,397,700
C-1085-93	Montana	10 cents per ton[1]	2,446,000	917,347
C-1087-95	Montana	10 cents per ton[1]	7,420,000	7,420,000

			148,189,000	19,292,083

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

		Terms of Overriding	Tons Under	Current Economic
Lease	Lessor	Royalties	Lease	Tons

M-069782	United States	10 cents per ton[2]	83,409,000	47,621,675
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
     Financial Information about Geographic Areas. Substantially all of the Trust’s 2006 income was generated from royalty income received from sources located in the United States.
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
Estimates of Economic Tons of Coal Are Uncertain
     Estimates of the economic tons of coal under the Coal Royalties are subject to considerable uncertainty. Such estimates are based on the estimated amount of coal actually in the ground, estimates of the selling price of such coal and estimates of the cost to extract the coal. Estimates of coal in the ground are based on interpretations of geologic data and are subject to considerable uncertainty. Estimates of capital and operating costs associated with extracting coal are based on many factors such as anticipated tonnage and grades of coal to be mined, the predicted configuration of the coal deposits, the costs of operating and processing equipment and other factors. The selling price of coal is subject to significant uncertainty. As a result the amount of coal that may be extracted from a particular mine in an economic manner may be considerably less than the amount of coal actually in place. As coal prices decline or extraction costs increase, the economic tons of coal will decline and this will affect the amount of coal that is actually produced from the mine. Any drop in the economic tons of coal subject to the Coal Royalties will adversely affect the Trust revenues, net income and cash flows.
Item 1B. UNRESOLVED STAFF COMMENTS.
     None.
Item 2. PROPERTIES.
     The Trust does not own any physical or real property.
Item 3. LEGAL PROCEEDINGS.
     There are no pending material legal proceedings to which the Trust is a party.

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
     b. Holders. The Units are the only class of security issued by the Trust. As of January 10, 2007, there were 861 record holders of Units.
     c. Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit holder for each quarter during 2006 and 2005:

2006
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2006	April 12, 2006	$1,004,695	$0.079527
June 30, 2006	July 11, 2006	202,770	0.016050
September 30, 2006	October 12, 2006	1,986,164	0.157215
December 31, 2006	January 10, 2007	136,046	0.010769

		$3,329,675	$0.263561

2005
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2005	April 8, 2005	$2,469,050	$0.195438
June 30, 2005	July 8, 2005	170,253	0.013476
September 30, 2005	October 12, 2005	1,828,614	0.144744
December 31, 2005	January 11, 2006	168,311	0.013323

		$4,636,228	$0.366981

d. Securities Authorized for Issuance under Equity Compensation Plans.
     Not applicable.
e. Recent Sales of Unregistered Securities.
     None.
f. Issuer Purchases of Equity Securities.
     None.
Item 6. SELECTED FINANCIAL DATA.
     The table below sets forth selected financial data, drawn from the Trust’s audited financial statements, for each of the last five fiscal years.

	2006	2005	2004	2003	2002

Royalty and interest income	$3,414,228	$4,736,654	$3,973,069	$3,359,949	$4,713,912
Trust expenses	$(84,553)	$(100,426)	$(89,323)	$(116,904)	$(119,781)
Distributable income	$3,329,675	$4,636,228	$3,883,746	$3,243,045	$4,594,131
Distributable income per unit (12,633,432 units)	$0.263561	$0.366981	$0.307418	$0.256700	$0.363649
Total assets	$158,936	$191,200	$1,211,946	$958,204	$1,003,245

Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses and Trust Reserves) for 2006 was $3,329,675 compared to $4,636,228 for 2005 and compared to $3,883,746 for 2004. Approximately half of the decrease in distributable income in 2006 from 2005 was due to a reduction in the royalty and overriding royalty payments received by the Trust from the Decker Mine. In addition, net royalty and overriding royalty payments recognized in 2005 included the release of $783,317 which had been held in Trust reserves pending settlement of litigation with the operator of the Spring Creek Mine.
     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2006	2005	2004	2003	2002

Decker Mine	$2,178,696	$2,926,496	$3,056,604	$2,684,331	$3,835,811

Spring Creek Mine	1,203,858	999,028	897,698	661,387	850,965

Total	$3,382,554	$3,925,524	$3,954,302	$3,345,718	$4,686,776

     a. Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,178,696 in 2006 from $2,926,496 in 2005. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,926,496 in 2005 from $3,056,604 in 2004. These changes were the net result of changes in the relative amounts of coal mined under leases bearing high and low overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.
     b. Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,203,858 in 2006 from $999,028 in 2005. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $999,028 in 2005 from $897,698 in 2004. The increases are due to increased coal production under the Spring Creek Mine leases.
     Trust Expenses. Trust expenses decreased to $84,553 in 2006 from $100,426 in 2005 and increased to $100,426 in 2005 compared to $89,323 in 2004. The elevated rate of Trust expenses in 2005 resulted from legal fees incurred in connection with the litigation relating to the Spring Creek Mike which was settled in 2005.
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
     The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Expenses are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
     Not applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     a. Financial Statements. The following documents are filed as part of the Trust’s financial statements for the period from January 1, 2006 to December 31, 2006:
(1)	Report of Independent Registered Public Accounting Firm — KPMG LLP

(2)	Statements of Assets, Liabilities and Trust Corpus

(3)	Statements of Distributable Income

(4)	Statements of Changes in Trust Corpus

(5)	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm
The Trustee and Unit Holders
Kiewit Royalty Trust:
     We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in note 1, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2006 and 2005, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2006, on the basis of accounting described in note 1.
KPMG LLP
Omaha, Nebraska
April 1, 2007

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2006 and 2005

	2006	2005

ASSETS
Cash and cash equivalents	$136,046	$168,310

Royalty and overriding royalty interests in coal lease	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$158,936	$191,200

LIABILITIES
Distributions payable to Unit Holders	$136,046	$168,310

Trust corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	22,890	22,890

Total liabilities and trust corpus	$158,936	$191,200

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the three years ended December 31, 2006

	2006	2005	2004

Royalty income	$3,382,554	$3,925,524	$3,954,302
Royalty income recognized on settlement of litigation	—	783,317	—
Interest income	31,674	27,813	18,767
Trust expenses	(84,553)	(100,426)	(89,323)

Distributable income	$3,329,675	$4,636,228	$3,883,746

Distributable income per unit	$0.263561	$0.366981	$0.307,418

STATEMENTS OF CHANGES IN TRUST CORPUS
for the three years ended December 31, 2006

	2006	2005	2004

Trust corpus, beginning of year	$22,890	$25,091	$26,225
Amortization of royalty interests	—	(2,201)	(1,134)
Distributable income	3,329,675	4,636,228	3,883,746
Distributions to Unit Holders	(3,329,675)	(4,636,228)	(3,883,746)

Trust corpus, end of year	$22,890	$22,890	$25,091

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

U.S. Bank National Association is the Trustee for the Trust. The terms of the trust indenture provide, among other things, that:

(a)	the Trust shall not engage in any business or investment activity of any kind or acquire any assets other than those initially conveyed to the Trust;

(b)	the Trustee may not sell all or any part of the royalty interests unless approved by a majority of Unit Holders outstanding, in which case the sale must be for cash and the proceeds promptly distributed; (c) the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

(d)	the Trustee will make cash distributions to the Unit Holders in January, April, July and October of each year as discussed in Note 4; and

(e)	in September 1994, the Trust Indenture was amended to authorize the Trustee to invest funds in government obligations, government-secured obligations and funds registered pursuant to the Investment Company Act of 1940.

3.	Royalty and Overriding Royalty Interests:

The cash received by the Trustee from the royalty interests will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation.

The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents the Trustor’s historical net book value at the date of the transfer to the Trust.

4.	Distributions to Unit Holders:

The amounts to be distributed to Unit Holders (“Distribution Amount”) are determined on a quarterly basis. The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties, plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves. The Distribution Amount is payable to Unit Holders of record as of the last business day of each calendar quarter. The cash distributions are made quarterly within the first 10 business days of January, April, July and October.

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

7.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty	Distributable	Income Per
	Income	Income	Unit

For the year ended December 31, 2006:
March 31, 2006	$1,008,302	$1,004,695	$0.079527
June 30, 2006	244,498	202,770	0.016050
September 30, 2006	1,986,032	1,986,164	0.157215
December 31, 2006	143,722	136,046	0.010769

	$3,382,554	$3,329,675	$0.263561

			Distributable
	Royalty	Distributable	Income Per
	Income	Income	Unit

For the year ended December 31, 2005:
March 31, 2005	$1,711,110	$2,469,050	$0.195438
June 30, 2005	207,409	170,253	0.013476
September 30, 2005	1,829,761	1,828,614	0.144744
December 31, 2005	177,244	168,311	0.013323

	$3,925,524	$4,636,228	$0.366981

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

Item 9A. CONTROLS AND PROCEDURES.
a.	As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

b.	There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Executive Officers and Director. The Trust is administered by officers and employees of the Trustee and has no Directors or audit committee. While, there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee acts as the chief executive officer and chief financial officer of the Trust:
     Ted L. Hall, age 51, Vice President and Trust Officer with US Bank, NA since September 2002. Mr. Hall has been the Trust Officer responsible for administration of the Kiewit Royalty Trust since June 2003. Mr. Hall has been a Vice President with US Bank, NA since December 2000 in the Private Client Group. From 1996 through 2000, he served as Vice President of Wells Fargo Bank Nebraska, NA, formerly Norwest Bank Nebraska, NA.
     Compliance with Section 16(a) of the Exchange Act. The Trust believes that there was full compliance for the year ended December 31, 2006 with all filing requirements under Section 16(a) of the Exchange Act applicable to any person who would be considered as an officer or director of the Trust and to all persons who were beneficial owners of more than ten percent of the outstanding Units.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The Trustee believes the only holder of more than 5% of the outstanding Units as of January 10, 2007, Walter Scott, Jr., who beneficially owned 800,000 Units representing 6.33% of the class outstanding. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of January 10, 2007. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     During 2006, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Fees Paid to KPMG LLP for 2006 and 2005
     The following are aggregate fees billed to the Trust by KPMG LLP during 2006 and 2005.

	Fiscal Year ended
	December 31,
	2006	2005

Audit fees	$25,500	$24,725
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$25,500	$24,725

     Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.
     Audit-related fees . Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
     Tax fees . Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit defense.
     All other fees . All other fees consist of fees for products and services other than the services reported above.
     As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
a.	Documents Filed as Part of this Report.
1.	The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm — KPMG LLP

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

KIEWIT ROYALTY TRUST

	By	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise
April 1, 2007	By:	/s/ Ted L. Hall
		By:	Ted L. Hall
Trust Officer

(The Registrant has no directors or executive officers.)