Form 10-Q
period 2007-03-31
KIEWIT ROYALTY TRUST
filed 2007-05-21
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
For the Quarter Ended March 31, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and cash equivalents	$955,633	$136,046
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$978,523	$158,936

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$955,633	$136,046
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$978,523	$158,936

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended March 31
	2007	2006

Royalty income	$959,842	$1,008,302
Interest income	8,711	7,350
Trust expenses	(12,920)	(10,957)

Distributable income	$955,633	$1,004,695

Distributable income per unit	$0.0756432	$0.0795267

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three Months Ended March 31
	2007	2006

Trust corpus as of January 1	$22,890	$22,890
Distributable income	955,633	1,004,695
Distributions to unit holders	(955,633)	(1,004,695)

Trust corpus as of March 31	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2007 and December 31, 2006
Basis of Presentation
     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2006.
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
     (c) Use of Estimates:
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
b. Material Changes in Results of Operations.
     During the three-month period ended March 31, 2007, the Trust received a total of $959,842 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31
	2007	2006

Decker	$959,842	$1,008,302
Spring Creek	—	—

Royalty income	$959,842	$1,008,302

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $959,842 during the first three months of 2007, as compared to $1,008,302 received during the same period in 2006.
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
ii. Spring Creek Mine.
     No royalties were received from the Spring Creek Mine during the first three months of 2007 and 2006 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.
iii. Trust Expenses.
     Trust expenses increased to $12,920 in the first three months of 2007, as compared to $10,957 for the same period in 2006. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
Item 1A. Risk Factors.
     The risk factors affecting the Trust are described in Item 1A “Risk Factors” of the Trust’s 2006 Annual Report on Form 10-K. There have been no changes to the risk factors affecting the Trust from those discussed therein.
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

Dated: May 21, 2007