Form 10-Q
period 2007-06-30
KIEWIT ROYALTY TRUST
filed 2007-08-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
For the Quarter Ended June 30, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and cash equivalents	$143,780	$136,046
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$166,670	$158,936

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$143,780	$136,046
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$166,670	$158,936

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Royalty income	$184,042	$244,498	$1,143,884	$1,252,800
Interest income	2,542	2,690	11,253	10,040
Trust expenses	(42,804)	(44,418)	(55,724)	(55,375)

Distributable income	$143,780	$202,770	$1,099,413	$1,207,465

Distributable income per unit	$0.0113809	$0.0160503	$0.0870241	$0.0955770

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30
	2007	2006
Trust corpus as of January 1	$22,890	$22,890
Distributable income	1,099,413	1,207,465
Distributions to unit holders	(1,099,413)	(1,207,465)

Trust corpus as of June 30	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2007 and December 31, 2006
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
      (d) Subsequent Event
     On July 31, 2007, certain affiliates of Mackenzie Patterson Fuller, LP announced a tender offer to purchase up to 2,526,686 units of beneficial interest in the Trust for $0.60 per unit. The offer expires on September 14, 2007, unless extended by the bidders.
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
b. Material Changes in Results of Operations.
     During the three- and six-month periods ended June 30, 2007, the Trust received a total of $184,042 and $1,143,884 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Decker	$134,042	$194,498	$1,093,884	$1,202,800
Spring Creek	50,000	50,000	50,000	50,000

Royalty income	$184,042	$244,498	$1,143,884	$1,252,800

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,093,884 during the first six months of 2007, as compared to $1,202,800 received during the same period in 2006.
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
ii. Spring Creek Mine.
     Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2007 and 2006.
iii. Trust Expenses.
     Trust expenses were $55,724 in the first six months of 2007, as compared to $55,375 for the same period in 2006. For the second quarter of 2007, trust expenses were $42,804 as compared to $44,418 for the same period in 2006. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
Vice President and Trust Officer

Dated: August 14, 2007