Form 10-Q
period 2007-09-30
KIEWIT ROYALTY TRUST
filed 2007-11-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended September 30, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

Cash and cash equivalents	$2,295,067	$136,046
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$2,317,957	$158,936

LIABILITIES AND TRUST CORPUS

Distributions payable to unit holders	$2,295,067	$136,046
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$2,317,957	$158,936

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Royalty income	$2,306,235	$1,986,032	$3,450,119	$3,238,832
Interest income	19,568	17,160	30,821	27,200
Trust expenses	(30,736)	(17,028)	(86,460)	(72,403)

Distributable income	$2,295,067	$1,986,164	$3,394,480	$3,193,629

Distributable income per unit	$0.1816662	$0.1572149	$0.2686902	$0.2527919

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30
	2007	2006

Trust corpus as of January 1	$22,890	$22,890
Distributable income	3,394,480	3,193,629
Distributions to unit holders	(3,394,480)	(3,193,629)

Trust corpus as of September 30	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2007 and December 31, 2006
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
b. Material Changes in Results of Operations.
     During the three- and nine-month periods ended September 30, 2007, the Trust received a total of $2,306,235 and $3,450,119 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Decker	$867,214	$832,174	$1,961,098	$2,034,974
Spring Creek	1,439,021	1,153,858	1,489,021	1,203,858

Royalty income	$2,306,235	$1,986,032	$3,450,119	$3,238,832

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $1,961,098 during the first nine months of 2007, as compared to $2,034,974 received during the same period in 2006. For the third quarter of 2007, the payments received by the Trust from the Decker Mine increased slightly to $867,214 as compared to $832,174 received during the same quarter of 2006. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which are a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $1,489,021 during the first nine months of 2007 as compared to $1,203,858 received during the same period in 2006. For the third quarter of 2007, the payments received by the Trust from the Spring Creek Mine increased to $1,439,021 as compared to $1,153,858 received during the same quarter of 2006. These changes in royalty and overriding royalty amounts received were due to changes in the relative amounts of coal mined under leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
iii. Trust Expenses.
     Trust expenses were $86,460 in the first nine months of 2007, as compared to $72,403 for the same period in 2006. For the third quarter of 2007, trust expenses were $30,736 as compared to $17,028 for the same period in 2006. The change in trust expenses is related to the change in audit, legal and administrative fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.
Item 4. Controls and Procedures.
     a. As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting her of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.
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
     Not Applicable.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
Item 5. Other Information.
     On July 31, 2007, certain affiliates of Mackenzie Patterson Fuller, LP announced a tender offer to purchase up to 2,526,686 units of beneficial interest in the Trust for $0.60 per unit. The offer expired on September 14, 2007. According to reports filed by the offerors with the SEC, the offer resulted in the tender by unitholders, and the acceptance for payment by the offerors, of a total of 251,096 units. Upon completion of the offer, the offerors held an aggregate of 251,096 units, or approximately 2.0% of the total outstanding units.
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

Dated: November 9, 2007