Form 10-K
period 2007-12-31
KIEWIT ROYALTY TRUST
filed 2008-03-28
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
•	For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
•	For the transition period from to
COMMISSION FILE NUMBER: 000-10810
KIEWIT ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Nebraska (State of Organization)	47-6131402 (I.R.S. Employer Identification Number)
Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of principal executive offices)
Registrant’s telephone number, including area code: (402) 348-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Units of Beneficial Interest
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no active trading market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

Forward-Looking Statements
     This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal contained in Item 1, “Business,” the “Tons Under Lease” and “Current Economic Tons” information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and the recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

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
     The Coal Royalties. The Coal Royalties provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The remaining terms of the individual Coal Royalties vary considerably, as does the acreage covered by the underlying coal leases, the estimated total tons of coal within a legal description of property as evidenced by a lease (the “Tons Under Lease”) and the estimated total tons of coal under lease that can be economically extracted under existing market conditions (“Current Economic Tons”). In general, the Current Economic Tons will be less than the total Tons Under Lease because the cost of extracting a portion of the total Tons Under Lease will outweigh the price at which the coal could be sold. In addition, Current Economic Tons may be reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. The inability to extract the total Tons Under Lease or the inability to sell any portion of the coal extracted will reduce the royalties payable to the Trust. The following chart sets forth the actual total amount of coal production during the past two years from the leases in which the Trust has Coal Royalties:
Tons of Coal Produced

	2007	2006

Decker Mine	5,546,316	5,619,320
Spring Creek Mine	11,842,177	10,014,587

Total	17,388,493	15,633,907

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

		Terms of Overriding	Tons Under	Current Economic
		Royalties	Lease	Tons

M-073093	United States	5 cents per ton[1]	84,594,000	58,505
M-061685	United States	10 cents per ton[1]	45,802,000	7,436,826
M-057934	United States	10 cents per ton[1]	7,927,000	—
C-1085-93	Montana	10 cents per ton[1]	2,446,000	917,347
C-1087-95	Montana	10 cents per ton[1]	7,420,000	7,420,000

			148,189,000	15,832,678

1	The Trust has an undivided one-half interest in a second overriding royalty pertaining to this lease. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to this lease, may not exceed fifty percent (50%) of the royalty payable to the lessor under the lease.

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

		Terms of Overriding		Current Economic
Lease	Lessor	Royalties	Tons Under Lease	Tons

M-069782	United States	10 cents per ton[2]	83,409,000	35,779,498

2	Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.
     In addition to its interests in the foregoing leases, the Trust has overriding royalty interests in three leases, containing approximately 27,800,000 tons of total estimated recoverable coal reserves from which no production is currently contemplated and in four leases which are considered to be not mineable because of access, alluvial valley, or other problems.
     Financial Information about Segments. The Trust’s sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.
     Financial Information about Geographic Areas. Substantially all of the Trust’s 2007 income was generated from royalty income received from sources located in the United States.
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
     b. Holders. The Units are the only class of security issued by the Trust. As of March 27, 2008, there were 868 record holders of Units.
     c. Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2007 and 2006:

2007
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2007	April 10, 2007	$955,633	$0.075643
June 30, 2007	July 10, 2007	143,780	0.011381
September 30, 2007	October 11, 2007	2,295,067	0.181666
December 31, 2007	January 10, 2008	106,185	0.008405

		$3,500,665	$0.277095

2006
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2006	April 12, 2006	$1,004,695	$0.079527
June 30, 2006	July 11, 2006	202,770	0.016050
September 30, 2006	October 12, 2006	1,986,164	0.157215
December 31, 2006	January 10, 2007	136,046	0.010769

		$3,329,675	$0.263561

     d. Securities Authorized for Issuance under Equity Compensation Plans.
     Not applicable.
     e. Recent Sales of Unregistered Securities.
     None.
     f. Issuer Purchases of Equity Securities.
     None.

Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Distributable income (the total amount of net royalty and overriding royalty payments received from the various mines, increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of Trust Expenses) for 2007 was $3,500,665 compared to $3,329,675 for 2006. The 5.1% increase in distributable income from 2006 to 2007 was attributable to higher royalty and overriding royalty payments from the Spring Creek Mine which were partially offset by reduced royalty and overriding royalty payments from the Decker Mine as discussed below.
     The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2007	2006

Decker Mine	$2,080,254	$2,178,696
Spring Creek Mine	1,489,021	1,203,858

Total	$3,569,275	$3,382,554

     a. Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $2,080,254 in 2007 from $2,178,696 in 2006. This change was the net result of changes in the relative amounts of coal mined under leases bearing higher and lower overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates.
     b. Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,489,021 in 2007 from $1,203,858 in 2006. The increase is due to increased coal production under the Spring Creek Mine leases.
     Trust Expenses. Trust expenses increased to $103,670 in 2007 from $84,553 in 2006 due to an increase in accounting and auditing fees.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     a. Financial Statements. The following documents are filed as part of the Trust’s financial statements as of December 31, 2007, and for the two years then ended:
(1)	Report of Independent Registered Public Accounting Firm — KPMG LLP

(2)	Statements of Assets, Liabilities and Trust Corpus

(3)	Statements of Distributable Income

(4)	Statements of Changes in Trust Corpus

(5)	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm
The Trustee and Unit Holders
Kiewit Royalty Trust:
     We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in note 1, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2007 and 2006, and the distributable income and changes in trust corpus for each of the years then ended, on the basis of accounting described in note 1.
/s/ KPMG LLP
KPMG LLP
Omaha, Nebraska
March 27, 2008

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2007 and 2006

	2007	2006

Assets
Cash and cash equivalents	$106,185	$136,046
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$129,075	$158,936

Liabilities
Distributions to Unit Holders	$106,185	$136,046

Trust corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	22,890	22,890

Total liabilities and trust corpus	$129,075	$158,936

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the two years ended December 31, 2007

	2007	2006

Royalty income	$3,569,275	$3,382,554
Interest income	35,060	31,674
Trust expenses	(103,670)	(84,553)

Distributable income	$3,500,665	$3,329,675

Distributable income per unit	$0.277095	$0.263561

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the two years ended December 31, 2007

	2007	2006

Trust corpus, beginning of year	$22,890	$22,890
Distributable income	3,500,665	3,329,675
Distributions to Unit Holders	(3,500,665)	(3,329,675)

	$22,890	$22,890

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies and Basis of Accounting:
(a)	Basis of Accounting:

1.	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

2.	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

3.	Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

4.	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

5.	Distributions to Unit Holders are recognized when declared by the Trustee.

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

The Trust was established on May 17, 1982. Units of beneficial interest (“Units”) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Peter Kiewit Sons’, Inc. (now known as Level 3 Communications, Inc.) (the “Trustor”), as of June 10, 1982. Such shareholders were citizens of the United States of America. These shareholders received one Unit in the Trust for each share of the Trustor’s stock held. On June 28, 1982, the Trustor conveyed to the Trust royalty and overriding royalty interests owned by the Trustor’s subsidiaries in certain coal properties in Montana and Wyoming.

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

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

			Distributable
	Royalty Income	Distributable income	Income Per Unit

For the year ended December 31, 2007:
March 31, 2007	$959,842	$955,633	$0.075643
June 30, 2007	184,042	143,780	0.011381
September 30, 2007	2,306,235	2,295,067	0.181666
December 31, 2007	119,156	106,185	0.008405

	$3,569,275	$3,500,665	$0.277095

			Distributable
	Royalty Income	Distributable income	Income Per Unit
For the year ended December 31, 2006:
March 31, 2006	$1,008,302	$1,004,695	$0.079527
June 30, 2006	244,498	202,770	0.016050
September 30, 2006	1,986,032	1,986,164	0.157215
December 31, 2006	143,722	136,046	0.010769

	$3,382,554	$3,329,675	$0.263561

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 9A(T). CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.
     Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2007, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial public reporting. The Trust’s internal control over financial reporting is not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Trustee’s report in this annual report.
     Changes in Internal Control Over Financial Reporting. There were no significant changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     Limitations on Controls. The Trustee does not expect that the Trust’s disclosure controls and procedures or the Trust’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Trust have been detected.

Item 9B. OTHER INFORMATION.
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
     On January 11, 2008, certain affiliates of Mackenzie Patterson Fuller, LP announced a tender offer to purchase up to 2,526,686 units of beneficial interest in the Trust for $0.55 per unit, less the amount of any distributions declared or made with respect to the Units between January 11, 2008 and February 29, 2008. The offer expired on February 29, 2008. Upon completion of the offer, the offerors held an aggregate of 305,386 units, or approximately 2.4% of the total outstanding units.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Executive Officers and Director. The Trust is administered by officers and employees of the Trustee and has no Directors or audit committee. While there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee acts as the chief executive officer and chief financial officer of the Trust:
     Luke H. Paladino, age 30, Trust Officer with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska.
     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust believes that there was full compliance for the year ended December 31, 2007 with all filing requirements under Section 16(a) of the Exchange Act applicable to any person who would be considered as an officer or director of the Trust and to all persons who were beneficial owners of more than ten percent of the outstanding Units.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The Trustee believes the only holder of more than 5% of the outstanding Units as of March 27, 2008, is Walter Scott, Jr., who beneficially owned 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 27, 2008. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     During 2007, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Fees Paid to KPMG LLP for 2007 and 2006
     The following are aggregate fees billed to the Trust by KPMG LLP during 2007 and 2006.

	Fiscal Year ended
	December 31,
	2007	2006

Audit fees	$41,688	$25,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$41,688	$25,500

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

KIEWIT ROYALTY TRUST
	By	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

March 27, 2008	By:	/s/ Luke H. Paladino
		By:	Luke H. Paladino
Trust Officer

(The Registrant has no directors or executive officers.)