Form 10-Q
period 2008-03-31
KIEWIT ROYALTY TRUST
filed 2008-05-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended March 31, 2008
Forward-Looking Statements
     This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$719,128	$106,185
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$742,018	$129,075

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$719,128	$106,185

Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$742,018	$129,075

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended March 31
	2008	2007

Royalty income	$741,416	$959,842
Interest income	3,793	8,711
Trust expenses	(26,081)	(12,920)

Distributable income	$719,128	$955,633

Distributable income per unit	$0.0569226	$0.0756432

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

Three Months
Ended March 31,
2008

Trust corpus as of January 1	$22,890
Distributable income	719,128
Distributions to unit holders	(719,128)

Trust corpus as of March 31	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2008 and December 31, 2007
Basis of Presentation
     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the Trustee’s opinion, all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s annual report on Form 10-K for the year ended December 31, 2007.
Summary of Significant Accounting Policies
     (a) Basis of Accounting:
     The accompanying unaudited financial statements have been prepared on the following basis:
(1)	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

(2)	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

(3)	Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

(4)	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

(5)	Distributions to Unit Holders are recognized when declared by the Trustee.

(6)	Production withholding taxes withheld from unit holder distributions and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from royalty income in the statement of distributable income.
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
b. Material Changes in Results of Operations.
     During the three-month period ended March 31, 2008, the Trust received a total of $741,416 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31
	2008	2007

Decker	$741,416	$959,842

Royalty income	$741,416	$959,842

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $741,416 during the first three months of 2008, as compared to $959,842 received during the same period in 2007. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     No royalties were received from the Spring Creek Mine during the first three months of 2008 and 2007 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.
iii. Trust Expenses.
     Trust expenses increased to $26,081 in the first three months of 2008, as compared to $12,920 for the same period in 2007. This change is related to the increase in audit, accounting, legal and administrative fees.
c. Critical Accounting Policies and Estimates.
     The Trust’s financial statements reflect the selection and application of accounting policies which require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations:
•	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

•	Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit Holders are recognized when declared by the Trustee.

•	Production withholding taxes withheld from unit holder distributions and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from royalty income in the statement of distributable income.

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
Item 4T. Controls and Procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
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

/s/ Luke H. Paladino
Luke H. Paladino
Trust Officer
Dated: May 12, 2008