Form 10-Q
period 2008-06-30
KIEWIT ROYALTY TRUST
filed 2008-08-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended June 30, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$89,612	$106,185
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$112,502	$129,075

LIABILITIES AND TRUST CORPUS
Distributions payable to unit holders	$89,612	$106,185

Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total Liabilities and Trust Corpus	$112,502	$129,075

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Royalty income	$138,228	$184,042	$879,644	$1,143,884
Interest income	775	2,542	4,568	11,253
Trust expenses	(49,391)	(42,804)	(75,472)	(55,724)

Distributable income	$89,612	$143,780	$808,740	$1,099,413

Distributable income per unit	$0.0070932	$0.0113809	$0.0640158	$0.0870241

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended June 30,
	2008	2007

Trust corpus as of January 1	$22,890	$22,890
Distributable income	808,740	1,099,413
Distributions to unit holders	(808,740)	(1,099,413)

Trust corpus as of June 30	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2008 and December 31, 2007
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
b. Material Changes in Results of Operations.
     During the three- and six-month period ended June 30, 2008, the Trust received a total of $138,228 and $879,644, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Decker	$138,228	$134,042	$879,644	$1,093,884
Spring Creek	—	50,000	—	50,000

Royalty income	$138,228	$184,042	$879,644	$1,143,884

i. Decker Mine.
     Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $879,644 during the first six months of 2008, as compared to $1,093,884 received during the same period in 2007. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.
ii. Spring Creek Mine.
     Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year; however, the Spring Creek Mine made a $50,000 payment immediately prior to the end of the second quarter in 2007. In 2008, this payment was made immediately following the end of the second quarter.
iii. Trust Expenses.
     Trust expenses were $75,472 in the first six months of 2008, as compared to $55,724 for the same period in 2007. For the second quarter of 2008, trust expenses were $49,391 as compared to $42,804 for the same period in 2007. This change is related to the increase in audit, accounting, legal and administrative fees.
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
Item 4T. Controls and Procedures.
     a. As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures are not effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934, as a material weakness in internal control was identified as described below.
     b. There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. For the Trust’s most recently completed fiscal quarter, certain internal control weaknesses were identified relating to cash receipt cutoff, and such controls were not effective .The Trustee believes such internal controls should be modified to improve them including improving administrative functions to assist in identifying errors. The Trust is making improvements to internal control over financial reporting as a result of such review efforts.

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
Dated: August 14, 2008