Form 10-Q
period 2008-09-30
KIEWIT ROYALTY TRUST
filed 2008-11-18
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-10810
KIEWIT ROYALTY TRUST
(Exact name of Registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Trust Division
U.S. Bank National Association
1700 Farnam Street
Omaha, Nebraska 68102
(Address of Principal Executive Offices and Zip Code)
(402) 348-6000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer “ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

KIEWIT ROYALTY TRUST
FORM 10-Q
For the Quarter Ended September 30, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$2,475,985	$106,185
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interest in coal leases	22,890	22,890

Total assets	$2,498,875	$129,075

Liabilities and Trust Corpus
Distributions payable to unit holders	$2,475,985	$106,185
Trust corpus: 12,633,432 units of beneficial interest authorized and outstanding	22,890	22,890

Total liabilities and trust corpus	$2,498,875	$129,075

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Royalty income	$2,485,993	$2,306,235	$3,365,637	$3,450,119
Interest income	7,887	19,568	12,455	30,821
Trust expense	(17,895)	(30,736)	(93,367)	(86,460)

Distributable income	$2,475,985	$2,295,067	$3,284,725	$3,394,480

Distributable income per unit	$0.1959867	$0.1816662	$0.2600026	$0.2686902

STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Trust corpus as of January 1	$22,890	$22,890
Distributable income	3,284,725	3,394,480
Distributions to unit holders	(3,284,725)	(3,394,480)

Trust corpus as of September 30	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2008 and December 31, 2007
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
     ( a) Basis of Accounting:
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
     The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:
•	Royalty income and interest income are recognized in the month received rather than in the month of production.

•	Expenses are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.
     While these statements differ from financial statements prepared in accordance with U.S. generally accepted accounting principles, the cash basis of reporting revenues is considered to be the most meaningful because Quarterly Distributions to Unit Holders are based on net cash receipts.
     ( b) Cash and Cash Equivalents:
     The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.
     ( c) Use of Estimates:
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
b. Material Changes in Results of Operations.
     During the three- and nine-month period ended September 30, 2008, the Trust received a total of $2,485,993 and $3,365,637, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Decker	$725,254	$867,214	$1,604,898	$1,961,098
Spring Creek	1,760,739	1,439,021	1,760,739	1,489,021

Royalty income	$2,485,993	$2,306,235	$3,365,637	$3,450,119

i. Decker Mine.
     Royalty and overriding royalty payments received by the Trust from the Decker Mine decreased to $1,604,898 during the first nine months of 2008, as compared to $1,961,098 received during the same period in 2007. Similarly, royalty and overriding royalty payments received during the three months ended September 30, 2008, decreased to $725,254 from the $867,214 received in the three months ended September 30, 2007. In each case, the reduction in royalty and overriding royalty payments was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year. In addition, beginning in 2008 the state of Montana imposed a royalty tax on all royalties from the Decker coal mine. Taxes withheld for the nine months ended September 30, 2008 were $101,910, which reduced royalty income that would have otherwise been received by the Trust.
ii. Spring Creek Mine.
     Royalty and overriding royalty payments received by the Trust from the Spring Creek Mine increased to $1,760,739 during the first nine months of 2008 as compared to $1,489,021 received during the same period in 2007. All 2008 royalty and overriding royalty payments were received in the quarter ended September 30, 2008 and substantially all 2007 royalty and overriding royalty payments were received in the quarter ended September 30, 2007 due to seasonal fluctuations that occur in the relative amounts of coal mined under the leases that result in a majority of the royalty payments from this mine being received during the second half of the calendar year. The increase in royalty and overriding royalty payments for the three and nine month periods ended September 30, 2008 over the payments received in the same periods in 2007 were due to changes in the relative amounts of coal mined under leases bearing different royalty rates.
iii. Trust Expenses.
     Trust expenses were $93,367 in the first nine months of 2008, as compared to $86,460 for the same period in 2007. For the third quarter of 2008, trust expenses were $17,895 as compared to $30,736 for the same period in 2007. This change is related to the change in audit, accounting, legal and administrative fees.
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
     The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:
•	Royalty income and interest income are recognized in the month received rather than in the month of production.

•	Expenses are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.
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
     b. There was no significant change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. During the second fiscal quarter of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust, and determined that such controls were not effective. The Trustee is in the process of modifying these internal controls and administrative functions used by it to identify errors.

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
Dated: November 17, 2008