Form 10-K
period 2008-12-31
KIEWIT ROYALTY TRUST
filed 2009-03-30
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Title of each class
Units of Beneficial Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Purpose of the Trust. Kiewit Royalty Trust (the “Trust”) was organized by Peter Kiewit Sons’, Inc. (now, known as Level 3 Communications, Inc.) (the “Trustor”) under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and 16 overriding royalty interests in leases of four coal mines located in Montana and Wyoming (the “Coal Royalties”). The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska (the “Trustee”), which is a wholly-owned subsidiary of U.S. Bancorp, a registered bank holding company. The Coal Royalties are the interests retained in these four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.

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

Tons of Coal Produced

	2008	2007
Decker Mine	5,202,665	5,546,316
Spring Creek Mine	12,596,011	11,842,177

Total	17,798,676	17,388,493

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Western Minerals, Inc., a wholly-owned subsidiary of NERCO, Inc. Each company owns a fifty percent (50%) interest in the joint venture. The Decker Mine in its entirety includes approximately 23,371 acres and has an annual productive capacity of 12,000,000 tons. The Trust owns overriding royalty interests in five productive leases at the Decker Mine. The terms of the Trust’s overriding royalty interests and the Tons Under Lease and Current Economic Tons of each lease as of December 31, 2008, are set forth in the table below, of which the accompanying notes are an integral part:

	Lessor	Terms of Overriding Royalties(1)	Tons Under Lease	Current Economic Tons
M-073093	United States	5 cents per ton	84,594,000	58,505
M-061685	United States	10 cents per ton	45,802,000	7,436,826
M-057934	United States	10 cents per ton	7,927,000	—
C-1085-93	Montana	10 cents per ton	2,446,000	917,347
C-1087-95	Montana	10 cents per ton	7,420,000	7,420,000

			148,189,000	15,832,678

[1]

The Trust has an undivided one-half interest in a second overriding royalty pertaining to each of these leases. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to each of these leases, may not exceed fifty percent (50%) of the royalty paid to the lessor under each of these leases.

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

	Lessor	Terms of Overriding Royalties(2)	Tons Under Lease	Current Economic Tons
M-069782	United States	10 cents per ton	83,409,000	35,779,498

[2]	Under the terms of the lease, if the production royalty payable to the United States is increased, then the overriding royalty will be recomputed to equal 10.75% of such production royalty.

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

Financial Information about Geographic Areas. Substantially all of the Trust’s 2008 income was generated from royalty income received from sources located in the United States.

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

A Substantial or Extended Decline in Coal Prices Would Have a Material Adverse Effect on the Trust’s Revenues

The royalty payments received by the Trust are dependent on the realized price of the coal produced under the Coal Royalties. The price of coal is affected by numerous factors beyond the control of the Trust and the operators of the mines in which it holds coal royalties. Any drop in the realized price of coal will adversely affect the Trust royalty income and distributable income.

Estimates of Economic Tons of Coal Are Uncertain

Estimates of the economic tons of coal under the Coal Royalties are subject to considerable uncertainty. Such estimates are based on the estimated amount of coal actually in the ground, estimates of the selling price of such coal and estimates of the cost to extract the coal. Estimates of coal in the ground are based on interpretations of geologic data and are subject to considerable uncertainty. Estimates of capital and operating costs associated with extracting coal are based on many factors such as anticipated tonnage and grades of coal to be mined, the predicted configuration of the coal deposits, the costs of operating and processing equipment and other factors. The selling price of coal is subject to significant uncertainty. As a result the amount of coal that may be extracted from a particular mine in an economic manner may be considerably less than the amount of coal actually in place. As coal prices decline or extraction costs increase, the economic tons of coal will decline and this will affect the amount of coal that is actually produced from the mine. Any drop in the economic tons of coal subject to the Coal Royalties will adversely affect the Trust royalty income and distributable income.

There has not been, and there is not expected to be, a trading market for the units of the Trust, and there are restrictions on resale.

There has been no trading market for the units of the Trust, and the Trust has no expectation that any market will develop for its securities. Resale of the units is further limited because such securities have not been registered under federal or state securities laws.

Item 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

Item 2.	PROPERTIES.

The Trust does not own any real property. Information on each of the mine properties in which the Trust continues to hold a Coal Royalty is set forth in the section titled, “BUSINESS.”

Item 3.	LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Trust is a party.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

Holders. The Units are the only class of security issued by the Trust. As of January 12, 2009, there were 832 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2008 and 2007:

2008
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2008	April 8, 2008	$719,128	$0.056923
June 30, 2008	July 10, 2008	139,612	0.011051
September 30, 2008	October 9, 2008	2,475,985	0.195987
December 31, 2008	January 12, 2009	96,761	0.007659

		$3,431,486	$0.271620

2007
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2007	April 10, 2007	$955,633	$0.075643
June 30, 2007	July 10, 2007	143,780	0.011381
September 30, 2007	October 11, 2007	2,295,067	0.181666
December 31, 2007	January 10, 2008	106,185	0.008405

		$3,500,665	$0.277095

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2008, distributable income decreased by $69,000 from $3,500,665 in 2007 to $3,431,486. The slight decrease was attributable to less coal production at the Decker Mine and a $21,000 decrease in interest income. However, the decrease at the Decker Mine was almost entirely offset by an increase in coal production at the Spring Creek Mine.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2008	2007
Decker Mine	$1,710,687	$2,080,254
Spring Creek Mine	1,810,739	1,489,021

Total	$3,521,426	$3,569,275

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,710,687 in 2008 from $2,080,254 in 2007. This change resulted from approximately 300,000 fewer tons of coal produced and the implementation of a new state withholding statute.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,810,739 in 2008 from $1,489,021 in 2007. The increase is due to additional tons of coal produced under the Spring Creek Mine leases.

Trust Expenses. Trust expenses were static from 2008 to 2007 at $103,517 and $103,670, respectively. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis. During 2008, the Trust did not establish any reserves.

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

Critical Accounting Policies and Estimates. The Trust’s financial statements are prepared on a modified cash basis of accounting and as such there are no critical accounting policies or estimates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2008 and 2007:

(1)	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(2)	Report of Independent Registered Public Accounting Firm – KPMG LLP

(3)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2008 and 2007

(4)	Statements of Distributable Income for the years ended December 31, 2008 and 2007

(5)	Statements of Changes in Trust Corpus for the years ended December 31, 2008 and 2007

(6)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statement of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2008 and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such 2008 financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2008 and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 1.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 30, 2009

Report of Independent Registered Public Accounting Firm

The Trustee and Unit Holders

Kiewit Royalty Trust:

We have audited the accompanying statement of assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 1, the financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Kiewit Royalty Trust as of December 31, 2007, and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in note 1.

/s/ KPMG LLP

March 27, 2008

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$96,761	$106,185
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$119,651	$129,075

Liabilities
Distributions to unit holders	$96,761	$106,185

Trust corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	22,890	22,890

Total liabilities and trust corpus	$119,651	$129,075

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended December 31, 2008 and 2007

	2008	2007
Royalty income	$3,521,426	$3,569,275
Interest income	13,577	35,060
Trust expenses	(103,517)	(103,670)

Distributable income	$3,431,486	$3,500,665

Distributable income per unit	$0.271620	$0.277095

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended December 31, 2008 and 2007

	2008	2007
Trust corpus, beginning of year	$22,890	$22,890
Distributable income	3,431,486	3,500,665
Distributions to Unit Holders	(3,431,486)	(3,500,665)

Trust corpus, end of year	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Basis of Accounting:

(a)	Basis of Accounting:

The financial statements of the Trust, as prepared on the modified cash basis, reflect the Trust’s assets, liabilities, trust corpus, and distributable income as follows:

1.	Royalty income and interest income are recognized in the month in which amounts are received by the Trust.

2.	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period.

3.	Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

4.	Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

5.	Distributions to Unit Holders are recognized when declared by the Trustee.

6.	Production withholding taxes withheld from Unit Holder distributions and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from royalty income in the statement of distributable income.

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

These statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), the modified cash basis of reporting is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts. This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

(b)	Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)	Related Party

The Trust was organized to provide an efficient, orderly and practical means of administrating the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”). Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $40,000 per year. The Trustee may adjust this fee annually in its sole discretion.

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

The cash received by the Trustee from the royalty interests will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation. Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus. There was no amortization taken during 2008 or 2007 because there were no units of production during these years.

The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents the Trustor’s historical net book value at the date of the transfer to the Trust.

4.	Distributions to Unit Holders:

The amounts to be distributed to Unit Holders (“Distribution Amount”) are determined on a quarterly basis. The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves. The Distribution Amount is payable to Unit Holders of record as of the last business day of each calendar quarter. The cash distributions are made quarterly within the first 10 business days of January, April, July and October.

5.	Income Taxes:

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a “grantor trust” which is not a taxable entity.

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2008:
March 31, 2008	$741,416	$719,128	$0.056923
June 30, 2008	179,934	139,612	0.011051
September 30, 2008	2,485,993	2,475,985	0.195987
December 31, 2008	114,083	96,761	0.007659

	$3,521,426	$3,431,486	$0.271620

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2007:
March 31, 2007	$959,842	$955,633	$0.075643
June 30, 2007	184,042	143,780	0.011381
September 30, 2007	2,306,235	2,295,067	0.181666
December 31, 2007	119,156	106,185	0.008405

	$3,569,275	$3,500,665	$0.277095

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of KPMG

On December 3, 2008, in accordance with the Trust Indenture, the Trustee dismissed KPMG, LLP (“KPMG”), as the Trust’s independent accountant. The audit reports of KPMG on the financial statements of the Trust as of and for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s reports on the statements of the Trust as of and for the years ended December 31, 2007 and 2006, contained a separate paragraph stating that: “As described in note 1, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.”

During the two fiscal years ended December 31, 2007 and 2006 and the subsequent interim period through December 3, 2008 (the termination date), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of

Regulation S-K, except that KPMG advised the officers of the Trustee of the existence of a material weakness in the Trust’s internal control over financial reporting related to cash receipt cutoff, which was identified in the subsequent interim period, and described in the Trust’s Forms 10-Q for the periods ended June 30, 2008 and September 30, 2008. KPMG discussed this weakness with the officers of the Trustee.

The Trust disclosed KPMG’s dismissal on a Form 8-K dated December 3, 2008, and filed with the SEC on December 9, 2008.

Engagement of Deloitte & Touche LLP

On December 18, 2008, in accordance with the Trust Indenture, the Trustee engaged Deloitte & Touche LLP (“Deloitte”) as the Trust’s independent accountant to audit its financial statements for the year ending December 31, 2008. The Trust disclosed the engagement of Deloitte on a Form 8-K dated December 18, 2008 and filed with the SEC on December 22, 2008.

Item 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures are not effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934 because a material weakness in internal control over financial report was identified as further described below.

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2008, the Trust’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. During the second and third fiscal quarters of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust, and determined that such controls were not effective. This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial public reporting. The Trust’s internal control over financial reporting is not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Trustee’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. During the second and third fiscal quarters of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust, and determined that such controls were not effective. The Trust is currently working on a remediation plan to address the material weakness relating to cash receipt cutoffs. The Trust expects that the material weakness will be remediated prior to the Trust’s filing of the Form 10-Q for the quarter ended March 31, 2009.

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

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Board of Directors. The Trust is administered by officers and employees of the Trustee and has no Board of Directors or any committees. While there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee acts as the chief executive officer and chief financial officer of the Trust:

Luke H. Paladino, age 31, Trust Officer with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska. Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2008 with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics. The Trust does not maintain its own Code of Ethics for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 because it does not have officers or employees. The Trustee maintains a Code of Conduct for all of its employees, including those who perform duties for the Trust. A copy of the Trustee’s Code of Conduct will be made available to Unit Holders without charge upon request.

Item 11.	EXECUTIVE COMPENSATION.

The Trust does not have any officers or employees. Certain services are provided to the Trust by officers and employees of the Trustee. However, none of employees of the Trustee that perform the functions of the Trust’s officers receive any compensation from the Trust and the Trustee does not receive reimbursement from the Trust for any portion of the compensation paid to such employees. The Trust pays the Trustee an administrative fee of $40,000 per year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 27, 2009, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 27, 2009. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2008, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust during fiscal year 2007 and during fiscal year 2008 was KPMG. The Trust dismissed KPMG on December 3, 2008 and engaged Deloitte on December 18, 2008.

Principal Accounting Fees and Services

The aggregate fees billed by KPMG and Deloitte & Touche LLP for the fiscal years ended December 31, 2008 and 2007 are as follows:

	Deloitte & Touche LLP Fiscal 2008	KPMG Fiscal 2008	KPMG Fiscal 2007
Audit fees	$28,600	$18,500	$41,688
Audit-related fees	2,790	8,300	—
Tax fees	—	—	—
All other fees	—	—	—

Total:	$31,390	$26,800	$41,688

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.

Audit-related fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. In 2008, Deloitte & Touche LLP’s fees included $2,790 for services rendered in connection with the Trust’s reply to an SEC comment letter. In 2008, KPMG’s fees included $8,300 for services relating to the change in auditors, related Form 8-K and the Trust’s reply to an SEC comment letter.

Tax fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit defense.

All other fees. All other fees consist of fees for products and services other than the services reported above.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG or Deloitte.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2008 and 2007

Statements of Distributable Income for the years ended December 31, 2008 and 2007

Statements of Changes in Trust Corpus for the years ended December 31, 2008 and 2007

Notes to Financial Statements

2. Financial Statement Schedules - No financial statement schedules are filed herewith because either such schedules are not required or the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

31	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (#)

32	Certification of Trust Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (#)

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2009	KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)