Form 10-Q
period 2009-03-31
KIEWIT ROYALTY TRUST
filed 2009-05-14
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-10810

KIEWIT ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Nebraska	47-6131402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trust Division

U.S. Bank National Association

1700 Farnam Street

Omaha, Nebraska 68102

(Address of principal executive offices and zip code)

(402) 348-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2009

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2009 and

December 31, 2008

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$597,655	$96,761
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(144,927)	(144,927)

Net royalty and overriding royalty interests in coal leases	22,890	22,890

Total Assets	$620,545	$119,651

Liabilities
Distributions payable to unit holders	$597,655	$96,761

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	22,890	22,890

Total liabilities and trust corpus	$620,545	$119,651

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2009 and 2008

(unaudited)

	Three Months Ended March 31,
	2009	2008
Royalty income	$655,561	$741,416
Interest income	329	3,793
Trust expenses	(58,235)	(26,081)

Distributable income	$597,655	$719,128

Distributable income per unit	$0.0473074	$0.0569226

STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2009 and 2008

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Trust corpus, beginning of year	$22,890	$22,890
Distributable income	597,655	719,128
Distributions to Unit Holders	(597,655)	(719,128)

Trust corpus	$22,890	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of U.S. Bank, National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Significant Accounting Policies

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

The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:

•	Royalty income and interest are recognized in the month received rather than in the month of production.

•	Expenses are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.

These statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts. This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

(b) Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c) Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $40,000 per year. The Trustee may adjust this fee annually in its sole discretion.

Item 1A.	Risk Factors.

There have not been any material changes to the Risk Factors previously disclosed in the Form 10-K for period ended December 31, 2008.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Material Changes in Results of Operations.

During the three-month period ended March 31, 2009, the Trust received a total of $655,561 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31,
	2009	2008
Decker	$655,561	$741,416
Spring Creek	0	0

Royalty Income	$655,561	$741,416

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $655,561 during the first three months of 2009, as compared to $741,416 received during the same period in 2008. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2009 and 2008 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Trust Expenses. Trust expenses increased to $58,235 in the first three months of 2009, as compared to $26,081 for the same period in 2008. This change is related to the increase in audit, accounting, legal and administrative fees.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended March 31, 2009, the Trust did not establish any reserves.

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

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures were not effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934 because a material weakness in internal control over financial reporting was identified as further described below.

Changes in Internal Control Over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. During the second and third fiscal quarters of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust, and determined that such controls were not effective. The Trust is currently working on a remediation plan to address the material weakness relating to cash receipts. The Trust expects that it will adopt and implement a remediation plan during the quarter ended June 30, 2009, and anticipates remediation of the material weakness during fiscal year 2009.

Limitations on Controls. The Trustee does not expect that the Trust’s disclosure controls and procedures of the Trust’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Trust have been detected.

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

Dated: May 14, 2009

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)