Form 10-Q
period 2009-06-30
KIEWIT ROYALTY TRUST
filed 2009-08-10
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

For the Quarter Ended June 30, 2009

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

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2009 and

December 31, 2008

(unaudited)

	June 30, 2009	December 31, 2008

Assets
Cash and cash equivalents	$85,122	$96,761
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(148,909)	(144,927)

Net royalty and overriding royalty interests in coal leases	18,908	22,890

Total assets	$104,030	$119,651

Liabilities
Distributions payable to unit holders	$85,122	$96,761

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	18,908	22,890

Total liabilities and trust corpus	$104,030	$119,651

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and six months ended June 30, 2009 and 2008

(unaudited)

	Three Months Ended June 30,
	2009	2008

Royalty income	$110,274	$138,228
Interest income	26	775
Trust expenses	(25,178)	(49,391)

Distributable income	$85,122	$89,612

Distributable income per unit	$0.0067378	$0.0070932

	Six Months Ended June 30,
	2009	2008

Royalty income	$765,834	$879,644
Interest income	355	4,568
Trust expenses	(83,414)	(75,472)

Distributable income	$682,775	$808,740

Distributable income per unit	$0.0540451	$0.0640158

STATEMENTS OF CHANGES IN TRUST CORPUS

For the six months ended June 30, 2009 and 2008

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Trust corpus, beginning of year	$22,890	$22,890
Amortization of royalty interest	(3,982)	0
Distributable income	682,775	808,740
Distributions to Unit Holders	(682,775)	(808,740)

Trust corpus	$18,908	$22,890

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

The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:

•	Royalty income and interest are recognized in the month received rather than in the month of production.

•	Expenses generally are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

(d)	Recently Issued Accounting Pronouncements:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165 Subsequent Events (“SFAS 165”). SFAS 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual periods ending after June 15, 2009. In accordance with the provisions of SFAS 165, we have evaluated subsequent events through August 10, 2009, and no subsequent events requiring recognition were identified and therefore none were incorporated into the financial statements presented herein. Upon adoption, SFAS 165 had no impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial statements.

Item 1A.	Risk Factors.

There have not been any material changes to the Risk Factors previously disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Kiewit Royalty Trust (the “Trust”) is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of (1) administering the income received from such coal leases and (2) distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

Results of Operations.

During the three-month and six-month periods ended June 30, 2009, the Trust received a total of $110,274 and $765,834, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30,
	2009	2008

Decker	$60,274	$138,228
Spring Creek	50,000	0

Royalty Income	$110,274	$138,228

	Six Months Ended June 30,
	2009	2008

Decker	$715,834	$879,644
Spring Creek	50,000	0

Royalty Income	$765,834	$879,644

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $60,274 during the second quarter of 2009, as compared to $138,228 received during the same period in 2008. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2009 and 2008 because royalties with respect to this mine are typically paid by the mine operators on an annual basis later during the calendar year. During the second quarter of 2009, the Trust received a payment of $50,000.

Trust Expenses. Trust expenses increased to $83,414 in the first six months of 2009, as compared to $75,472 for the same period in 2008. This change is related to the increase in audit, accounting, legal and administrative fees. During the three month period ended June 30, 2009, trust expenses decreased from $49,391 to $25,178.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended June 30, 2009, the Trust did not establish any reserves.

Change in Trust Corpus. During the second quarter, the trust corpus decreased from $22,890 to $18,908, resulting from $3,982 of amortization of royalty interest from one of the Decker Mine leases. No other royalty interests are amortized.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. During the second and third fiscal quarters of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust, and determined that such controls were not effective. In June 2009, the Trust adopted a Cash Receipt Policy to remediate this material weakness and ensure that the Trust prepares its financial statements on a modified cash basis of accounting. The Trust implemented this Cash Receipt Policy in July 2009 for the quarter ended June 30, 2009. However, the Trust determined that the internal controls over financial reporting established within the Cash Receipt Policy had not operated effectively for a sufficient length of time and, as such, the Trust determined that the material weakness had not been remediated as of June 30, 2009. The Trust anticipates full remediation of the material weakness in this internal control and of the ineffective disclosure control and procedure noted above prior to the end of fiscal year 2009.

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

Dated: August 10, 2009

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)