Form 10-Q
period 2009-09-30
KIEWIT ROYALTY TRUST
filed 2009-11-06
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2009

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2009 and

December 31, 2008

(unaudited)

	September 30, 2009	December 31, 2008

Assets
Cash and cash equivalents	$2,523,526	$96,761
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(151,930)	(144,927)

Net royalty and overriding royalty interests in coal leases	15,887	22,890

Total assets	$2,539,413	$119,651

Liabilities
Distributions payable to unit holders	$2,523,526	$96,761

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	15,887	22,890

Total liabilities and trust corpus	$2,539,413	$119,651

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

	Three Months Ended September 30,
	2009	2008

Royalty income	$2,544,046	$2,485,993
Interest income	—	7,887
Trust expenses	(20,520)	(17,895)

Distributable income	$2,523,526	$2,475,985

Distributable income per unit	$0.1997498	$0.1959867

	Nine Months Ended September 30,
	2009	2008

Royalty income	$3,309,880	$3,365,637
Interest income	355	12,455
Trust expenses	(103,934)	(93,367)

Distributable income	$3,206,301	$3,284,725

Distributable income per unit	$0.2537949	$0.2600026

STATEMENTS OF CHANGES IN TRUST CORPUS

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Trust corpus, beginning of year	$22,890	$22,890
Amortization of royalty interest	(7,003)	—
Distributable income	3,206,301	3,284,725
Distributions payable to unit holders	(3,206,301)	(3,284,725)

Trust corpus	$15,887	$22,890

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a Statement on Subsequent Events. This Statement establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement became effective for interim or annual periods ending after June 15, 2009. In accordance with the provisions of this Statement, we have evaluated subsequent events through November 6, 2009, which is the date of our Form 10-Q filing. No subsequent events requiring recognition were identified and therefore none were incorporated into the financial statements presented herein. Upon adoption, this Statement had no impact on our financial statements.

In June 2009, the FASB issued a Statement on the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Upon adoption, this Statement had no impact on our financial statements.

Item 1A. Risk Factors.

There have not been any material changes to the Risk Factors previously disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Kiewit Royalty Trust (the “Trust”) is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of administering the income received from such coal leases and distributing such income (together with interest earned thereon less payment of or provision for obligations) to the holders of the Units of Beneficial Interest.

Results of Operations.

During the three month and nine month periods ended September 30, 2009, the Trust received a total of $2,544,046 and $3,309,880, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30,
	2009	2008

Decker	$713,994	$725,254
Spring Creek	1,830,052	1,760,739

Royalty Income	$2,544,046	$2,485,993

	Nine Months Ended September 30,
	2009	2008

Decker	$1,429,828	$1,604,898
Spring Creek	1,880,052	1,760,739

Royalty Income	$3,309,880	$3,365,637

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased slightly to $713,994 during the third quarter of 2009, as compared to $725,254 received during the same period in 2008. For the nine months ended September 30, 2009, royalty and overriding royalty amounts decreased by $175,070, or 11%, to $1,429,828. These changes were the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. Royalties with respect to this mine are typically paid by the mine operators on an annual basis later during the calendar year. During the third quarter of 2009, the Trust received a payment of $1,830,052, representing an increase of $69,313, or 4%, as compared to the third quarter of 2008. For the nine month period ended September 30, 2009, royalty and overriding royalty amounts increased by $119,313, or 7%, to $1,880,052. The increases resulted from additional tons of coal produced under the Spring Creek Mine leases.

Interest Income. The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders. Due to money market rates, funds held by the Trust earned nominal interest in July 2009 and did not earn any interest in August or September 2009. For the three months ended September 30, 2008, the Trust reported interest income of $7,887. For the nine months ended September 30, 2009, the Trust reported interest income of $355 as compared to $12,455 for the nine months ended September 30, 2008. This decrease resulted from significant cuts in interest rates beginning in late 2008.

Trust Expenses. Trust expenses increased to $103,934 in the first nine months of 2009, as compared to $93,367 for the same period in 2008. This change is related to the increase in audit, accounting, legal and administrative fees. During the three month period ended September 30, 2009, trust expenses increased from $17,895 to $20,520.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended September 30, 2009, the Trust did not establish any reserves.

Change in Trust Corpus. During the first nine months of 2009, the trust corpus decreased from $22,890 to $15,887, resulting from $7,003 of amortization of royalty interest from one of the Decker Mine leases. No other royalty interests are amortized.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officers of the Trustee concluded that the Trust’s disclosure controls and procedures were effective in timely alerting them of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

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

During the second and third fiscal quarters of 2008, the Trustee identified certain internal control weaknesses relating to cash receipt cutoff for the Trust and determined that such controls were not effective. In June 2009, the Trust adopted a Cash Receipt Policy to remediate this material weakness and ensure that the Trust prepares its financial statements on a modified cash basis of accounting. The Trust implemented this Cash Receipt Policy in July 2009 for the quarter ended June 30, 2009. The Trust complied with the Cash Receipt Policy for the quarters ended June 30, 2009 and September 30, 2009. The Trust determined that the internal controls over financial reporting established within the Cash Receipt Policy had operated effectively for a sufficient length of time and, as such, the Trust determined that the material weakness had been remediated.

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
Dated: November 6, 2009

		By:	/S/ LUKE H. PALADINO
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)