Form 10-K
period 2009-12-31
KIEWIT ROYALTY TRUST
filed 2010-03-25
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no active trading market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal contained in Item 1, “Business,” the “Tons Under Lease” and “Current Economic Tons” information and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Form 10-K affecting coal prices (including, without limitation, the domestic and foreign supply of coal and the price of foreign imports, market demand, the price and availability of alternative fuels and the effect of governmental regulations) and the recoverability of “Tons Under Lease” and “Current Economic Tons,” general economic conditions, and other changes in the domestic and international coal markets.

PART I

Item 1.	BUSINESS.

Purpose of the Trust. Kiewit Royalty Trust (the “Trust”) was organized by Peter Kiewit Sons’, Inc. (now, known as Level 3 Communications, Inc.) (the “Trustor”) under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and 16 overriding royalty interests in leases of four coal mines located in the States of Montana and Wyoming (the “Coal Royalties”). The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska (the “Trustee”), which is a wholly-owned subsidiary of U.S. Bancorp, a registered bank holding company. The Coal Royalties are the interests retained in these four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.

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

The following chart sets forth the actual total amount of coal production during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2009	2008

Decker Mine	4,235,523	5,202,665
Spring Creek Mine	12,563,808	12,596,011

Total	16,799,331	17,798,676

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Rio Tinto Energy America. Each company owns a fifty percent (50%) interest in the joint venture. This mine is managed by the Kiewit Mining Group. The

Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in five productive leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2009, are set forth in the table below, of which the accompanying note is an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)

M-073093	United States	5 cents per ton
M-061685	United States	10 cents per ton
M-057934	United States	10 cents per ton
C-1085-93	Montana	10 cents per ton
C-1087-95	Montana	10 cents per ton

[1]

The Trust has an undivided one-half interest in a second overriding royalty pertaining to each of these leases. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to each of these leases, may not exceed fifty percent (50%) of the royalty paid to the lessor under each of these leases.

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one productive lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2009, are set forth in the table below, of which the accompanying note is an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(2)

M-069782	United States	10.75%

[2]

Under the terms of the lease, the Trust receives a royalty payment equivalent to 10.75% of the applicable production royalty payable to the United States. The royalties paid to the United States are based on sales and fluctuate based on the value of coal.

In addition to its interests in the foregoing lease, the Trust has overriding royalty interests in three leases from which no production is currently contemplated and in four leases which are considered to be not mineable because of access, alluvial valley, or other problems.

Financial Information about Segments. The Trust’s sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.

Financial Information about Geographic Areas. Substantially all of the Trust’s 2009 income was generated from royalty income received from sources located in the United States.

Available Information. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at www.sec.gov that contains the Trust’s SEC filings. The Trustee will provide any Unit Holder with a paper copy of the Trust’s SEC filings free of charge upon request.

Item 1A.	RISK FACTORS.

N/A

Item 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

Item 2.	PROPERTIES.

The Trust does not own any real property. Information on each of the mine properties in which the Trust continues to hold a Coal Royalty is set forth in the section titled, “BUSINESS.”

Item 3.	LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Trust is a party.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders. The Units are the only class of security issued by the Trust. As of January 6, 2010, there were 846 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2009 and 2008:

2009

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2009	April 8, 2009	$597,655	$0.047307
June 30, 2009	July 9, 2009	85,122	0.006738
September 30, 2009	October 6, 2009	2,523,526	0.199750
December 31, 2009	January 7, 2010	46,340	0.003668

		$3,252,643	$0.257463

2008

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2008	April 8, 2008	$719,128	$0.056923
June 30, 2008	July 10, 2008	139,612	0.011051
September 30, 2008	October 9, 2008	2,475,985	0.195987
December 31, 2008	January 12, 2009	96,761	0.007659

		$3,431,486	$0.271620

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2009, distributable income decreased by $178,843 from $3,431,486 in 2008 to $3,252,643. The 5.2% decrease was attributable to less coal production at the Decker Mine and a $13,222 decrease in interest income. The decrease at the Decker Mine was partially offset by an increase in coal royalty payments from the Spring Creek Mine.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2009	2008

Decker Mine	$1,496,168	$1,710,687
Spring Creek Mine	1,880,052	1,810,739

Total	$3,376,220	$3,521,426

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,496,168 in 2009 from $1,710,687 in 2008, a decrease of 12.5%. This change resulted from approximately 967,000 fewer tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,880,052 in 2009 from $1,810,739 in 2008. Although the amount of coal produced slightly decreased, the increase resulted from the increase in the value of coal.

Trust Expenses. Trust expenses increased to $123,932 in 2009 from $103,517 in 2008. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources. The Trust’s primary source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis. During 2009, the Trust did not establish any reserves.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2009 and 2008:

(1)	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(2)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 and 2008

(3)	Statements of Distributable Income for the years ended December 31, 2009 and 2008

(4)	Statements of Changes in Trust Corpus for the years ended December 31, 2009 and 2008

(5)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2009, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 25, 2010

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$46,340	$96,761
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(158,214)	(144,927)

Net royalty and overriding royalty interests in coal leases	9,603	22,890

Total assets	$55,943	$119,651

Liabilities
Distributions payable to unit holders	$46,340	$96,761

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	9,603	22,890

Total liabilities and trust corpus	$55,943	$119,651

The accompanying notes are an integral part

of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended December 31, 2009 and 2008

	2009	2008

Royalty income	$3,376,220	$3,521,426
Interest income	355	13,577
Trust expenses	(123,932)	(103,517)

Distributable income	$3,252,643	$3,431,486

Distributable income per unit	$0.257463	$0.271620

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended December 31, 2009 and 2008

	2009	2008

Trust corpus, beginning of year	$22,890	$22,890
Amortization of royalty interest	(13,287)	—
Distributable income	3,252,643	3,431,486
Distributions payable to unit holders	(3,252,643)	(3,431,486)

Trust corpus, end of year	$9,603	$22,890

The accompanying notes are an integral part

of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

(a)	Basis of Accounting:

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

The Trust was established on May 17, 1982. Units of beneficial interest (“Units”) in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Peter Kiewit Sons’, Inc. (now known as Level 3 Communications, Inc.) (the “Trustor”), as of June 10, 1982. These shareholders received one Unit in the Trust for each share of the Trustor’s stock held. On June 28, 1982, the Trustor conveyed to the Trust royalty and overriding royalty interests owned by the Trustor’s subsidiaries in certain coal properties in the States of Montana and Wyoming.

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

The cash received by the Trustee from the royalty interests will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation. Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus. Only one of the leases at the Decker mine continues to be amortized. In 2009, amortization of $13,287 reduced the Trust corpus. During 2008, there was no amortization taken because there were no units of production during this period for the applicable lease.

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

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2009:
March 31, 2009	$655,561	$597,655	$0.047307
June 30, 2009	110,274	85,122	0.006738
September 30, 2009	2,544,046	2,523,526	0.199750
December 31, 2009	66,339	46,340	0.003668

	$3,376,220	$3,252,643	$0.257463

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2008:
March 31, 2008	$741,416	$719,128	$0.056923
June 30, 2008	179,934	139,612	0.011051
September 30, 2008	2,485,993	2,475,985	0.195987
December 31, 2008	114,083	96,761	0.007659

	$3,521,426	$3,431,486	$0.271620

7.	Recently Issued Accounting Pronouncements:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a Statement on Subsequent Events. This Statement establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement became effective for interim or annual periods ending after June 15, 2009. In accordance with the provisions of this Statement, we have evaluated subsequent events through March 25, 2010, which is the date of our Form 10-K filing. No subsequent events requiring recognition were identified and therefore none were incorporated into the financial statements presented herein. Upon adoption, this Statement had no impact on our financial statements.

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2009, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial public reporting. The Trust’s internal control over financial reporting is not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Trustee’s report in this annual report.

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

Luke H. Paladino, age 32, Trust Officer with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska. Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2009 with all filing requirements under Section 16(a) of the Exchange Act.

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

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 25, 2010, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 25, 2010. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2009, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust during fiscal year 2008 and 2009 was Deloitte.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2009 and 2008 are as follows:

	Deloitte & Touche LLP Fiscal 2009	Deloitte & Touche LLP Fiscal 2008
Audit fees	$40,800	$28,600
Audit-related fees	—	2,790
Tax fees	—	—
All other fees	—	—

Total:	$40,800	$31,390

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

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 and 2008

Statements of Distributable Income for the years ended December 31, 2009 and 2008

Statements of Changes in Trust Corpus for the years ended December 31, 2009 and 2008

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

March 25, 2010	KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)