Form 10-Q
period 2010-03-31
KIEWIT ROYALTY TRUST
filed 2010-05-12
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2010

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2009.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2010 and

December 31, 2009

(unaudited)

	March 31, 2010	December 31, 2009

Assets
Cash and cash equivalents	$575,475	$46,340
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(162,909)	(158,214)

Net royalty and overriding royalty interests in coal leases	4,908	9,603

Total assets	$580,383	$55,943

Liabilities
Distributions payable to unit holders	$575,475	$46,340

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	4,908	9,603

Total liabilities and trust corpus	$580,383	$55,943

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2010 and 2009

(unaudited)

	Three Months Ended March 31,
	2010	2009

Royalty income	$599,675	$655,561
Interest income	—	329
Trust expenses	(24,200)	(58,235)

Distributable income	$575,475	$597,655

Distributable income per unit	$0.0455518	$0.0473074

STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2010 and 2009

(unaudited)

	Three Months Ended March 31,
	2010	2009

Trust corpus, beginning of year	$9,603	$22,890
Amortization of royalty interest	(4,695)	—
Distributable income	575,475	597,655
Distributions payable to unit holders	(575,475)	(597,655)

Trust corpus	$4,908	$22,890

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $40,000 per year. The Trustee may readjust this fee annually in its sole discretion, and on May 12, 2010, the Trustee notified the Unit Holders that the Trustee readjusted the fee to $80,000 per year, effective October 1, 2010.

(d)	Subsequent Events:

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement on Subsequent Events, we have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these financial statements, except as disclosed herein.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Kiewit Royalty Trust (the “Trust”) is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of administering the income received from such coal leases and distributing such income (together with interest earned thereon, if any, less payment of or provision for obligations) to the holders of the units of beneficial interest.

During the three-month period ended March 31, 2010, the Trust received a total of $599,675 of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	Three Months Ended March 31,
	2010	2009

Decker Mine	$599,675	$655,561
Spring Creek Mine	—	—

Total Royalty Income	$599,675	$655,561

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $599,675 during the first three months of 2010, as compared to $655,561 received during the same period in 2009. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2010 and 2009 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income. The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders. Due to money market rates, funds held by the Trust did not earn any interest during the three months ended March 31, 2010, as compared to $329 for the three months ended March 31, 2009. The Federal Reserve continued to lower interest rates during the second half of 2009, which contributed to the decrease in interest earned by the Trust.

Trust Expenses. Trust expenses decreased to $24,200 in the first three months of 2010, as compared to $58,235 for the same period in 2009. This change is related to a decrease in audit, accounting, legal and administrative fees.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended March 31, 2010, the Trust did not establish any reserves. Effective October 1, 2010, the Trust will pay the Trustee a fee of $20,000 per quarter, an increase of $10,000 per quarter.

Change in Trust Corpus. During the first three months of 2010, the trust corpus decreased from $9,603 to $4,908, resulting from $4,695 of amortization of royalty interest from one of the Decker Mine leases. No other royalty interests are amortized.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings to which the Trust is a party or to which any of its property is subject.

Item 5.	Other Information.

The following disclosure is provided pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K:

Pursuant to the terms of the Trust Indenture, the Trust shall pay the Trustee an annual fee for services performed and/or provided by the Trustee to the Trust. The Trustee may readjust this fee annually in its sole discretion. On May 12, 2010, the Trustee notified the Unit Holders that the Trustee readjusted the fee to $80,000 per year, effective October 1, 2010.

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
Dated: May 12, 2010
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)