Form 10-Q
period 2010-06-30
KIEWIT ROYALTY TRUST
filed 2010-08-11
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended June 30, 2010

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2009.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2010 and

December 31, 2009

(unaudited)

	June 30, 2010	December 31, 2009

Assets
Cash and cash equivalents	$40,272	$46,340
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(164,896)	(158,214)

Net royalty and overriding royalty interests in coal leases	2,921	9,603

Total assets	$43,193	$55,943

Liabilities
Distributions payable to unit holders	$31,340	$46,340
Accounts payable	8,932	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	2,921	9,603

Total liabilities and trust corpus	$43,193	$55,943

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and six months ended June 30, 2010 and 2009

(unaudited)

	Three Months Ended June 30,
	2010	2009

Royalty income	$71,529	$110,274
Interest income	—	26
Trust expenses	(31,257)	(25,178)

Distributable income	$40,272	$85,122

Distributable income per unit	$0.0031877	$0.0067378

	Six Months Ended June 30,
	2010	2009

Royalty income	$671,204	$765,834
Interest income	—	355
Trust expenses	(55,456)	(83,414)

Distributable income	$615,748	$682,775

Distributable income per unit	$0.0487396	$0.0540451

STATEMENTS OF CHANGES IN TRUST CORPUS For the six months ended June 30, 2010 and 2009 (unaudited)

	Six Months Ended June 30,
	2010	2009

Trust corpus, beginning of year	$9,603	$22,890
Amortization of royalty interest	(6,682)	(3,982)
Distributable income	615,748	682,775
Distributions payable to unit holders	(606,816)	(682,775)
Accounts payable	(8,932)	—

Trust corpus	$2,921	$18,908

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement on Subsequent Events, we have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

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

During the three-month and six-month periods ended June 30, 2010, the Trust received a total of $71,529 and $671,204, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30,
	2010	2009

Decker Mine	$21,529	$60,274
Spring Creek Mine	50,000	50,000

Total Royalty Income	$71,529	$110,274

	Six Months Ended June 30,
	2010	2009

Decker Mine	$621,204	$715,834
Spring Creek Mine	50,000	50,000

Total Royalty Income	$671,204	$765,834

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $21,529 during the second quarter of 2010, as compared to $60,274 received during the same period in 2009. This change was the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2010 and 2009 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. The Trust received a payment of $50,000 during both the second quarter of 2009 and 2010.

Interest Income. The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders. Due to money market rates, funds held by the Trust did not earn any interest during the three months and six months ended June 30, 2010, as compared to $26 and $355 during the same periods in 2009, respectively. The Federal Reserve lowered interest rates during the second half of 2009, and rates have not materially increased since that time. The lower interest rates contributed to the decrease in interest earned by the Trust.

Trust Expenses. Trust expenses decreased to $55,456 for the first six months of 2010, as compared to $83,414 for the same period in 2009. This change is related to the decrease in audit, accounting, legal and administrative fees. During the three month period ended June 30, 2010, trust expenses increased to $31,257 from $25,178 during the same three month period in 2009. These expenses increased due to the retention of a new auditor and an alternate fee payment schedule.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended June 30, 2010, the Trust established a reserve in the amount of $8,932 for the payment of expenses. Effective October 1, 2010, the Trust will pay the Trustee a fee of $20,000 per quarter, an increase of $10,000 per quarter.

Change in Trust Corpus. During the second quarter of 2010, the trust corpus decreased from $4,908 to $2,921, resulting from $1,987 of amortization of royalty interest from one of the Decker Mine leases. No other royalty interests are amortized.

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

Item 4. Controls and Procedures.

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

There are no material legal proceedings to which the Trust is a party.

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its
capacity as Trustee and not in its
individual capacity or otherwise
Dated: August 11, 2010
		By:	Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)