Form 10-Q
period 2010-09-30
KIEWIT ROYALTY TRUST
filed 2010-11-12
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2010

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2010 and

December 31, 2009

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$2,310,873	$46,340

Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(158,214)

Net royalty and overriding royalty interests in coal leases	—	9,603

Total assets	$2,310,873	$55,943

Liabilities
Distributions payable to unit holders	$2,310,873	$46,340

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	9,603

Total liabilities and trust corpus	$2,310,873	$55,943

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

	Three Months Ended September 30,
	2010	2009

Royalty income	$2,335,775	$2,544,046
Trust expenses	(33,833)	(20,520)

Distributable income	$2,301,942	$2,523,526

Distributable income per unit	$0.1822103	$0.1997498

	Nine Months Ended September 30,
	2010	2009

Royalty income	$3,006,979	$3,309,880
Interest income	—	355
Trust expenses	(89,289)	(103,934)

Distributable income	$2,917,690	$3,206,301

Distributable income per unit	$0.2309499	$0.2537949

STATEMENTS OF CHANGES IN TRUST CORPUS

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Trust corpus, beginning of year	$9,603	$22,890
Amortization of royalty interest	(9,603)	(7,003)
Distributable income	2,917,690	3,206,301
Distributions payable to unit holders	(2,917,690)	(3,206,301)

Trust corpus	$—	$15,887

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

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee, which fee the Trustee may readjust annually in its sole discretion. The Trust paid the Trustee $40,000 per year until July 31, 2010, and on May 12, 2010, the Trustee notified the Unit Holders that the Trustee readjusted the fee to $80,000 per year, effective August 1, 2010.

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

During the three month and nine month periods ended September 30, 2010, the Trust received a total of $2,335,775 and $3,006,979, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30,
	2010	2009

Decker	$406,440	$713,994
Spring Creek	1,929,335	1,830,052

Royalty Income	$2,335,775	$2,544,046

	Nine Months Ended September 30,
	2010	2009

Decker	$1,027,644	$1,429,828
Spring Creek	1,979,335	1,880,052

Royalty Income	$3,006,979	$3,309,880

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $406,440 during the third quarter of 2010, as compared to $713,994 received during the same period in 2009. For the nine months ended September 30, 2010, royalty and overriding royalty amounts decreased by $402,184, or 28%, to $1,027,644. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. The recent changes in royalty amounts received were in large part due to the West Decker Mines, which are nearly depleted, resulting in lower tonnage. The Trust believes that the West Decker Mines may cease production within the next year. The changes during the quarter also were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. During the third quarter of 2010, the Trust received a payment of $1,929,335, representing an increase of $99,283, or 5%, as compared to the third quarter of 2009. For the nine month period ended September 30, 2010, royalty and overriding royalty amounts increased by $99,283, or 5%, to $1,979,335. The increases resulted from additional tons of coal produced under the Spring Creek Mine leases.

Interest Income. Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. However, significant cuts in interest rates by the Federal Reserve during 2008 and 2009, which rates have not increased during 2010, have resulted in nominal interest being paid to the Trust in recent periods. For the nine months ended September 30, 2010, the Trust reported no interest income as compared to $355 for the nine months ended September 30, 2009.

Trust Expenses. Trust expenses decreased to $89,289 in the first nine months of 2010, as compared to $103,934 for the same period in 2009. This change is related to the decrease in audit, accounting, legal and administrative fees. During the three month period ended September 30, 2010, trust expenses increased from $20,520 to $33,833 because of the increase in the quarterly fee paid to the Trustee and the timing of when expenses were paid.

Liquidity and Capital Resources. The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended September 30, 2010, the Trust did not establish any reserves. Effective August 1, 2010, the Trust commenced paying the Trustee a quarterly fee of $20,000, an increase of $10,000 per quarter.

Change in Trust Corpus. During the first nine months of 2010, the trust corpus decreased from $9,603 to $0, resulting from $9,603 of amortization of royalty interest from one of the Decker Mine leases. At September 30, 2010, the Decker Mine had been fully amortized, and no other royalty interests are amortized.

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

Dated: November 12, 2010

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)