Form 10-K
period 2010-12-31
KIEWIT ROYALTY TRUST
filed 2011-03-28
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (402) 536-5100

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

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal and certain statements regarding the Trust’s financial position, industry conditions and other matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized.

PART I

Item 1. BUSINESS.

Purpose of the Trust. Kiewit Royalty Trust (the “Trust”) was organized by Peter Kiewit Sons’, Inc. (now, known as Level 3 Communications, Inc.) (the “Trustor”) under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and sixteen overriding royalty interests in leases of four coal mines located in the States of Montana and Wyoming (the “Coal Royalties”). The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska (the “Trustee”), which is a wholly-owned subsidiary of U.S. Bancorp, a bank holding company. The Coal Royalties are the interests retained in the four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.

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

The following chart sets forth the actual total amount of coal production during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2010	2009

Decker Mine	3,081,228	4,235,523
Spring Creek Mine	12,651,811	12,563,808

Total	15,733,039	16,799,331

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Rio Tinto Energy America. Each company owns a fifty percent (50%) interest in the joint venture. This mine is managed by the Kiewit Mining Group. The Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2010, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)

M-073093(2)	United States	5 cents per ton
M-061685(2)	United States	10 cents per ton
M-057934(2)	United States	10 cents per ton
C-1085-93(3)	Montana	10 cents per ton
C-1087-95(3)	Montana	10 cents per ton
C-1095-97(3)	Montana	5 cents per ton

[1]

The Trust has an undivided one-half interest in a second overriding royalty pertaining to each of these leases. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to each of these leases, may not exceed fifty percent (50%) of the royalty paid to the lessor under each of these leases.

[2]	The operator of this lease has indicated that it expects mining to continue.
[3]	The operator of this lease expects little or no mining activity in the future.

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2010, are set forth in the table below, of which the accompanying note is an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(4)

M-069782	United States	10.75%

[4]

Under the terms of the lease, the Trust receives a royalty payment equivalent to 10.75% of the applicable production royalty payable to the United States. The royalties paid to the United States are based on sales and fluctuate based on the value of coal.

In addition to its interests in the foregoing leases, the Trust has overriding royalty interests in other leases from which no production is currently contemplated and/or which are considered to be not mineable because of access, alluvial valley, or other problems.

Financial Information about Segments. The Trust’s sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.

Financial Information about Geographic Areas. Substantially all of the Trust’s 2010 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of January 7, 2011, there were 854 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2010 and 2009:

2010
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2010	April 8, 2010	$575,475	$0.045552
June 30, 2010	July 9, 2010	31,340	0.002481
September 30, 2010	October 8, 2010	2,310,873	0.182917
December 31, 2010(1)	January 12, 2011	6,445	0.000510

		$2,924,133	$0.231460

(1)	For additional information on fourth quarter expenses, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

2009
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2009	April 8, 2009	$597,655	$0.047307
June 30, 2009	July 9, 2009	85,122	0.006738
September 30, 2009	October 6, 2009	2,523,526	0.199750
December 31, 2009	January 7, 2010	46,340	0.003668

		$3,252,643	$0.257463

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2010, distributable income decreased by $328,510 to $2,924,133 from $3,252,643 in 2009. The 10.1% decrease was attributable to less coal production at the Decker Mine. The decrease at the Decker Mine was partially offset by an increase in coal royalty payments from the Spring Creek Mine.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2010	2009

Decker Mine	$1,064,617	$1,496,168
Spring Creek Mine	1,979,335	1,880,052

Total	$3,043,952	$3,376,220

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,064,617 in 2010 from $1,496,168 in 2009, a decrease of 28.8%. This change resulted from approximately 1.2 million fewer tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $1,979,335 in 2010 from $1,880,052 in 2009, an increase of 5.3%. The amount of coal produced slightly increased; however, the increase resulted predominately from the increase in the value of coal.

Trust Expenses. Trust expenses decreased to $119,819 in 2010 from $123,932 in 2009. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trustee fees recorded in trust expenses were $36,667 and $40,000 in fiscal 2010 and 2009, respectively. However, the trust expenses for 2010 did not include the Trustee’s fee of $20,000 for the fourth quarter, which was due in January 2011. The Trust did not pay the Trustee’s fee due to insufficient royalty income. The payment of the fourth quarter fee would have increased total expenses for 2010 compared to 2009. The fourth quarter fee was paid in the first quarter of 2011, after the Trust had sufficient royalty income.

Liquidity and Capital Resources. The Trust’s primary source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis. During 2010, the Trust did not establish any reserves.

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

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2010 and 2009:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 and 2009

(3)	Statements of Distributable Income for the years ended December 31, 2010 and 2009

(4)	Statements of Changes in Trust Corpus for the years ended December 31, 2010 and 2009

(5)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2010, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 28, 2011

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2010 and 2009

	2010	2009

Assets
Cash and cash equivalents	$6,445	$46,340
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(158,214)

Net royalty and overriding royalty interests in coal leases	—	9,603

Total assets	$6,445	$55,943

Liabilities
Distributions payable to unit holders	$6,445	$46,340

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	9,603

Total liabilities and trust corpus	$6,445	$55,943

The accompanying notes are an integral part

of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended December 31, 2010 and 2009

	2010	2009

Royalty income	$3,043,952	$3,376,220
Interest income	—	355
Trust expenses	(119,819)	(123,932)

Distributable income	$2,924,133	$3,252,643

Distributable income per unit	$0.231460	$0.257463

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended December 31, 2010 and 2009

	2010	2009

Trust corpus, beginning of year	$9,603	$22,890
Amortization of royalty interest	(9,603)	(13,287)
Distributable income	2,924,133	3,252,643
Distributions payable to unit holders	(2,924,133)	(3,252,643)

Trust corpus, end of year	$—	$9,603

The accompanying notes are an integral part

of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”). Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee, and the Trustee may adjust this fee annually in its sole discretion. In fiscal 2009 and from January 1, 2010 through July 31 2010, the Trust paid the Trustee an annualized amount of $40,000 per year. On May 12, 2010, the Trustee notified the Unit Holders that the Trustee adjusted the fee to $80,000 per year, effective August 1, 2010. Trustee fees recorded in trust expenses were $36,667 and $40,000 for fiscal 2010 and 2009, respectively. The Trust did not pay the Trustee’s fee of $20,000 for the fourth quarter of 2010 due to insufficient royalty income. The fee was paid in the first quarter of 2011, after the Trust had sufficient royalty income.

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

The cash received by the Trustee from the royalty interests will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation. Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus. Only one of the leases at the Decker mine was amortized in 2010, which amortization reduced the Trust corpus by $9,603 to $0. As of September 30, 2010, the Decker mine lease had been fully amortized, and no other royalty interests are amortized. The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents the Trustor’s historical net book value at the date of the transfer to the Trust.

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

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2010:
March 31, 2010	$599,675	$575,475	$0.045552
June 30, 2010	71,529	40,272	0.003188
September 30, 2010	2,335,775	2,301,942	0.182210
December 31, 2010	36,973	6,445	0.000510

	$3,043,952	$2,924,133	$0.231460

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2009:
March 31, 2009	$655,561	$597,655	$0.047307
June 30, 2009	110,274	85,122	0.006738
September 30, 2009	2,544,046	2,523,526	0.199750
December 31, 2009	66,339	46,340	0.003668

	$3,376,220	$3,252,643	$0.257463

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2010, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles.

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

Luke H. Paladino, age 33, Trust Officer with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska. Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2010 with all filing requirements under Section 16(a) of the Exchange Act.

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

Item 11. EXECUTIVE COMPENSATION.

The Trust does not have any officers or employees. Certain services are provided to the Trust by officers and employees of the Trustee. However, none of employees of the Trustee that perform the functions of the Trust’s officers receive any compensation from the Trust and the Trustee does not receive reimbursement from the Trust for any portion of the compensation paid to such employees. The Trust pays the Trustee an administrative fee of $80,000 per year.

Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 15, 2011, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 15, 2011. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2010 and 2009 are as follows:

	Fiscal 2010	Fiscal 2009
Audit fees	$40,800	$40,800
All other fees	—	—

Total:	$40,800	$40,800

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings. Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2010 and 2009.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 and 2009

Statements of Distributable Income for the years ended December 31, 2010 and 2009

Statements of Changes in Trust Corpus for the years ended December 31, 2010 and 2009

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

March 28, 2011	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)