Form 10-Q
period 2011-03-31
KIEWIT ROYALTY TRUST
filed 2011-05-16
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2011

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2010.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2011 and

December 31, 2010

(unaudited)

	December 31,	December 31,
	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$405,102	$6,445
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$405,102	$6,445

Liabilities
Distributions payable to unit holders	$405,102	$6,445

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$405,102	$6,445

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2011 and 2010

(unaudited)

	Three Months Ended March 31,
	2011	2010

Royalty income	$453,944	$599,675
Trust expenses	(48,842)	(24,200)

Distributable income	$405,102	$575,475

Distributable income per unit	$0.0320659	$0.0455518

STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2011 and 2010

(unaudited)

	$ 9,603	$ 9,603
	Three Months Ended March 31,
	2011	2010

Trust corpus, beginning of year	$-	$9,603
Amortization of royalty interest	-	(4,695)
Distributable income	405,102	575,475
Distributions payable to unit holders	(405,102)	(575,475)

Trust corpus	$-	$4,908

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The financial statements of the Trust differ from financial statements prepared in conformity with U.S. generally accepted accounting principles because of the following:

—	Royalty income and interest are recognized in the month received rather than in the month of production.

—	Expenses generally are not accrued.

—	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

—	Reserves may be established for contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

(c)        Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year. The Trustee may readjust this fee annually in its sole discretion. In the first quarter of fiscal year 2011, the Trust paid the fourth quarter 2010 Trustee fees of $20,000 and the first quarter 2011 Trust fees of $20,000.

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

During the three month period ended March 31, 2011, the Trust received a total of $453,944 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments received by the Trust at the following mines:

	Three Months Ended March 31,
	2011	2010

Decker Mine	$453,944	$599,675
Spring Creek Mine	-	-

Total Royalty Income	$453,944	$599,675

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $453,944 during the first three months of 2011, as compared to $599,675 received during the same period in 2010. This change was the net result of changes in the relative amounts of coal mined under leases bearing different overriding royalty rates per ton, which were a normal result of the execution of a mining plan encompassing several coal leases bearing different royalty rates. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2011 and 2010 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. However, the Trust did not earn any interest during the three months ended March 31, 2011, and March 31, 2010, because of the significant cuts in interest rates by the Federal Reserve in recent years.

Trust Expenses.  Trust expenses increased to $48,842 in the first three months of 2011 as compared to $24,200 for the same period in 2010. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. For this quarter, the trust expenses included the Trustee’s fees for the fourth quarter of 2010 of $20,000 and first quarter of 2011 of $20,000. The fourth quarter fee generally is posted in the fourth quarter; however, the Trustee had insufficient royalty income, and the fee was not paid until the first quarter of 2011 when the Trust had sufficient royalty income.

Liquidity and Capital Resources.  The Trust’s sole source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended March 31, 2011, the Trust did not establish any reserves.

Change in Trust Corpus.  During the first three months of 2011, the trust corpus remained unchanged. In 2010, the trust corpus decreased to $0, resulting from amortization of royalty interest from one of the Decker Mine leases. At September 30, 2010, the Decker Mine had been fully amortized, and no other royalty interests are amortized

Off-Balance Sheet Arrangements.  As required by the Trust Indenture, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the mines under which the Trust has any royalty interests and overriding royalty interests. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. As a result, the Trust has not engaged in any off-balance sheet arrangements.

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
Dated: May 13, 2011

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)