Form 10-Q
period 2011-06-30
KIEWIT ROYALTY TRUST
filed 2011-08-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

For the Quarter Ended June 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2011 and

December 31, 2010

(unaudited)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$12,166	$6,445
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$12,166	$6,445

Liabilities
Distributions payable to unit holders	$12,166	$6,445

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$12,166	$6,445

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and six months ended June 30, 2011 and 2010

(unaudited)

	Three Months Ended June 30,
	2011	2010

Royalty income	$23,241	$71,529
Trust expenses	(11,075)	(31,257)

Distributable income	$12,166	$40,272

Distributable income per unit	$0.0009630	$0.0031877

	Six Months Ended June 30,
	2011	2010

Royalty income	$477,185	$671,204
Trust expenses	(59,917)	(55,456)

Distributable income	$417,268	$615,748

Distributable income per unit	$0.0330289	$0.0487396

STATEMENTS OF CHANGES IN TRUST CORPUS For the six months ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010

Trust corpus, beginning of year	$-	$9,603
Amortization of royalty interest	-	(6,682)
Distributable income	417,268	615,748
Distributions payable to unit holders	(417,268)	(606,816)
Accounts payable	-	(8,932)

Trust corpus	$-	$2,921

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

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year. The Trustee may readjust this fee annually in its sole discretion. The Trust did not pay the Trustee’s fee of $20,000 for the second quarter of 2011 due to insufficient royalty income. The Trust intends to pay the Trustee’s fee when the Trust has sufficient royalty income.

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

During the three-month and six-month periods ended June 30, 2011, the Trust received a total of $23,241 and $477,185, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended June 30,
	2011	2010

Decker Mine	$23,241	$21,529
Spring Creek Mine	-	50,000

Total Royalty Income	$23,241	$71,529

	Six Months Ended June 30,
	2011	2010

Decker Mine	$477,185	$621,204
Spring Creek Mine	-	50,000

Total Royalty Income	$477,185	$671,204

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine slightly increased to $23,241 during the second quarter of 2011, as compared to $21,529 received during the same period in 2010. This change was the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first six months of 2011 or during the first three months of 2010 because royalties with respect to this mine generally are paid by the mine operators on an annual basis during the second half of the calendar year. The Trust received a payment of $50,000 at end of the second quarter of 2010.

Interest Income. Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. However, the Trust did not earn any interest during the six months ended June 30, 2011, and June 30, 2010, because of the significant cuts in interest rates by the Federal Reserve in recent years.

Trust Expenses. Trust expenses increased to $59,917 for the first six months of 2011, as compared to $55,456 for the same period in 2010. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. During the first quarter, the trust expenses included the Trustee’s fees for the fourth quarter of 2010 of $20,000 and first quarter of 2011 of $20,000. The fourth quarter fee generally is paid in the fourth quarter; however, the Trustee had insufficient royalty income, and the fee was not paid until the first quarter of 2011 when the Trust had sufficient royalty income. During the three month period ended June 30, 2011, trust expenses decreased to $11,075 from $31,257 during the same three month period in 2010. However, the trust expenses for the three months ending June 30, 2011 did not include the Trustee’s fee of $20,000 for the second quarter. The Trust did not pay the Trustee’s fee due to insufficient royalty income. The payment of the second quarter fee would have increased total expenses for the second quarter of 2011 compared to 2010. The second quarter fee will be paid when the Trust has sufficient royalty income.

Liquidity and Capital Resources. The Trust’s sole source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended June 30, 2011, the Trust did not establish any reserves.

Change in Trust Corpus. During the first six months of 2011, the trust corpus remained unchanged. In 2010, the trust corpus decreased to $0, resulting from amortization of royalty interest from one of the Decker Mine leases. At September 30, 2010, the Decker Mine had been fully amortized, and no other royalty interests are amortized.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Trust is a party.

Item 6. Exhibits.

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

31*	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Trust Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its
capacity as Trustee and not in its
individual capacity or otherwise

Dated: August 12, 2011

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)