Form 10-Q
period 2011-09-30
KIEWIT ROYALTY TRUST
filed 2011-11-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2011 and

December 31, 2010

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$2,060,302	$6,445
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$2,060,302	$6,445

Liabilities
Distributions payable to unit holders	$2,060,302	$6,445

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$2,060,302	$6,445

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2011 and 2010

(unaudited)

	$2,120,502	$2,120,502
	Three Months Ended September 30,
	2011	2010

Royalty income	$2,120,502	$2,335,775
Trust expenses	(60,200)	(33,833)

Distributable income	$2,060,302	$2,301,942

Distributable income per unit	$0.1630833	$0.1822103

	Nine Months Ended September 30,
	2011	2010

Royalty income	$2,597,687	$3,006,979
Trust expenses	(120,117)	(89,289)

Distributable income	$2,477,570	$2,917,690

Distributable income per unit	$0.1961121	$0.2309499

STATEMENTS OF CHANGES IN TRUST CORPUS

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Trust corpus, beginning of year	$ -	$ 9,603
Amortization of royalty interest	-	(9,603)
Distributable income	2,477,570	2,917,690
Distributions payable to unit holders	(2,477,570)	(2,917,690)

Trust corpus	$ -	$ -

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

(c)            Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year. The Trustee may readjust this fee annually in its sole discretion. The Trust did not pay the Trustee’s fee of $20,000 for the second quarter of 2011 due to insufficient royalty income until the third quarter. The second and third quarter fees were paid in the third quarter of 2011.

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

During the three month and nine month periods ended September 30, 2011, the Trust received a total of $2,120,503 and $2,597,688, respectively, of royalty and overriding royalty payments. The following schedule reflects the royalty and overriding royalty payments, net of production withholding taxes, received by the Trust in respect of leases at the following mines:

	Three Months Ended September 30,

	2011	2010

Decker	$403,307	$406,440
Spring Creek	1,717,195	1,929,335

Royalty Income	$2,120,502	$2,335,775

	Nine Months Ended September 30,

	2011	2010

Decker	$880,492	$1,027,644
Spring Creek	1,717,195	1,979,335

Royalty Income	$2,597,687	$3,006,979

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine slightly decreased to $403,307 during the third quarter of 2011, as compared to $406,440 received during the same period in 2010. For the nine months ended September 30, 2011, royalty and overriding royalty amounts decreased by $147,152, or 14%, to $880,492. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. The recent changes in royalty amounts received were in large part due to the West Decker Mines, which are nearly depleted, resulting in lower tonnage. The Trust believes that the West Decker Mines may cease production within the next year. The changes during the quarter also were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. During the third quarter of 2011, the Trust received a payment of $1,717,195, representing a decrease of $262,140, or 13%, as compared to the third quarter of 2010. The decreases resulted from fewer tons of coal produced under the Spring Creek Mine leases.

Interest Income. Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. The Trust did not earn any interest during the three and nine months ended September 30, 2011 or September 30, 2010, because of the significant cuts in interest rates by the Federal Reserve in recent years.

Trust Expenses. Trust expenses increased to $120,117 in the first nine months of 2011, as compared to $89,289 for the same period in 2010. This change is largely related to the increase of the Trustee’s fee and the payments of the Trustee’s second quarter fee in the third quarter; however, this increase also reflects an increase in other professional and administrative fees. During the three month period ended September 30, 2011, trust expenses increased from $33,833 to $60,200 because of the reasons previously mentioned.

Liquidity and Capital Resources. The Trust’s sole source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended September 30, 2011, the Trust did not establish any reserves.

Change in Trust Corpus. During the first nine months of 2011, the trust corpus remained unchanged. In 2010, the trust corpus decreased to $0, resulting from amortization of royalty interest from one of the Decker Mine leases. At September 30, 2010, the Decker Mine had been fully amortized, and all other royalty interests are fully amortized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures were effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings to which the Trust is a party.

Item 6.	Exhibits.

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference).

31*	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Trust Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*            Filed herewith

**          Furnished herewith

***        Furnished herewith. Pursuant to applicable federal securities rules and regulations, the Trust has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Trust is not subject to liability under any anti-fraud provisions of the federal securities laws if the Trust (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Trust is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

Dated: November 14, 2011

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)