Form 10-K
period 2011-12-31
KIEWIT ROYALTY TRUST
filed 2012-03-26
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The following chart sets forth the actual total amount of coal production during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2011	2010
Decker Mine	2,889,803	3,081,228
Spring Creek Mine	10,210,995	12,651,811

Total	13,100,798	15,733,039

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Rio Tinto Energy America. Each company owns a fifty percent (50%) interest in the joint venture. This mine is managed by the Kiewit Mining Group. The

Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2011, are set forth in the table below, of which the accompanying notes are an integral part:

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2011, are set forth in the table below, of which the accompanying note is an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(5)
M-069782(4)	United States	10.75%

[4]	The operator of this lease has indicated that it expects mining to continue.
[5]

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

Financial Information about Geographic Areas. All of the Trust’s 2011 income was generated from royalty income received from sources located in the United States.

Available Information. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at www.sec.gov that contains the Trust’s SEC filings. The Trustee will provide any Unit Holder with a paper copy of the Trust’s SEC filings free of charge upon request.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Trust does not own any real property. Information on each of the mine properties in which the Trust continues to hold a Coal Royalty is set forth in the section titled, “BUSINESS.”

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Trust is a party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders. The Units are the only class of security issued by the Trust. As of March 16, 2012, there were approximately 854 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2011 and 2010:

2011

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2011	April 8, 2011	$405,102	$0.032066
June 30, 2011	July 12, 2011	12,166	0.000963
September 30, 2011	October 7, 2011	2,060,302	0.163083
December 31, 2011(1)	January 11, 2012	15,465	0.001224

		$2,493,035	$0.197336

2010

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2010	April 8, 2010	$575,475	$0.045552
June 30, 2010	July 9, 2010	31,340	0.002481
September 30, 2010	October 8, 2010	2,310,873	0.182917
December 31, 2010(1)	January 12, 2011	6,445	0.000510

		$2,924,133	$0.231460

(1)	For additional information on fourth quarter expenses, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2011, distributable income decreased by $431,098 to $2,493,035 from $2,924,133 in 2010. The 14.7% decrease was attributable to less coal production at the Decker and Spring Creek Mines

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2011	2010
Decker Mine	$923,625	$1,064,617
Spring Creek Mine	1,717,193	1,979,335

Total	$2,640,819	$3,043,952

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $923,625 in 2011 from $1,064,617 in 2010, a decrease of 13.2%. This change resulted from fewer tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $1,717,193 in 2011 from $1,979,335 in 2010, a decrease of 13.2%. The amount of coal produced also decreased.

Trust Expenses. Trust expenses increased to $147,784 in 2011 from $119,819 in 2010. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trustee fees recorded in trust expenses were $80,000 and $36,667 in fiscal 2011 and 2010, respectively. The trust expenses for 2011 and 2010 did not include the Trustee’s fee of $20,000 for the fourth quarters of such years. The Trust did not pay the Trustee’s fees in these quarters due to insufficient royalty income. The fourth quarter fees were paid in the first quarter of 2012 and 2011, respectively, after the Trust had sufficient royalty income. Pursuant to the terms of the Indenture, the Trustee has the ability to increase its fees, in its sole discretion.

Liquidity and Capital Resources. The Trust’s primary source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis. During 2011, the Trust did not establish any reserves.

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

Critical Accounting Policies and Estimates. The Trust’s financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, and as such there are no critical accounting policies or estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2011 and 2010:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2011 and 2010

(3)	Statements of Distributable Income for the years ended December 31, 2011 and 2010

(4)	Statements of Changes in Trust Corpus for the years ended December 31, 2011 and 2010

(5)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2011, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 26, 2012

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2011 and 2010

	2011	2010
Assets
Cash and cash equivalents	$15,465	$6,445
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$15,465	$6,445

Liabilities
Distributions payable to unit holders	$15,465	$6,445

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$15,465	$6,445

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended December 31, 2011 and 2010

	2011	2010
Royalty income	$2,640,819	$3,043,952
Trust expenses	(147,784)	(119,819)

Distributable income	$2,493,035	$2,924,133

Distributable income per unit	$0.197336	$0.231460

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended December 31, 2011 and 2010

	2011	2010
Trust corpus, beginning of year	$—	$9,603
Amortization of royalty interest	—	(9,603)
Distributable income	2,493,035	2,924,133
Distributions payable to unit holders	(2,493,035)	(2,924,133)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

These statements differ from financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts. This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

(b)	Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)	Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”). Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee, and the Trustee may adjust this fee annually in its sole discretion. From January 1, 2010 through July 31 2010, the Trust paid the Trustee an annualized amount of $40,000 per year. On May 12, 2010, the Trustee notified the Unit Holders that the Trustee adjusted the fee to $80,000 per year, effective August 1, 2010. Trustee fees recorded in trust expenses were $80,000 and $36,667 for fiscal 2011 and 2010, respectively. The Trust did not pay the Trustee’s fee of $20,000 for the fourth quarter of 2010 or the fourth quarter of 2011 due to insufficient royalty income. The fees were paid in the first quarter of 2011 and 2012, respectively, after the Trust had sufficient royalty income.

(d)	Subsequent Events:

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

6. Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2011:
March 31, 2011	$453,944	$405,102	$0.032066
June 30, 2011	23,241	12,166	0.000963
September 30, 2011	2,120,502	2,060,302	0.163083
December 31, 2011	43,132	15,465	0.001224

	$2,640,819	$2,493,035	$0.197336

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2010:
March 31, 2010	$599,675	$575,475	$0.045552
June 30, 2010	71,529	40,272	0.003188
September 30, 2010	2,335,775	2,301,942	0.182210
December 31, 2010	36,973	6,445	0.000510

	$3,043,952	$2,924,133	$0.231460

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2011, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

Luke H. Paladino, age 34, Trust Officer with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska. Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2011 with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 16, 2012, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 16, 2012. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2011, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010 are as follows:

	Fiscal 2011	Fiscal 2010
Audit fees	$40,600	$40,800
All other fees	—	—

Total:	$40,600	$40,800

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings. Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2011 and 2010

Statements of Distributable Income for the years ended December 31, 2011 and 2010

Statements of Changes in Trust Corpus for the years ended December 31, 2011 and 2010

Notes to Financial Statements

2. Financial Statement Schedules—No financial statement schedules are filed herewith because either such schedules are not required or the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

31*	Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32**	Certification of Trust Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to applicable federal securities rules and regulations, the Trust has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Trust is not subject to liability under any anti-fraud provisions of the federal securities laws if the Trust (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Trust is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2012	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)