Form 10-Q
period 2012-03-31
KIEWIT ROYALTY TRUST
filed 2012-05-11
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2012

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2012 and

December 31, 2011

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$494,634	$15,465
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$494,634	$15,465

Liabilities
Distributions payable to unit holders	$494,634	$15,465

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$494,634	$15,465

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2012 and 2011

(unaudited)

	Three Months Ended March 31,
	2012	2011

Royalty income	$547,429	$453,944
Interest income	9	-
Trust expenses	(52,804)	(48,842)

Distributable income	$494,634	$405,102

Distributable income per unit	$0.0391528	$0.0320659

STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2012 and 2011

(unaudited)

	Three Months Ended March 31,
	2012	2011

Trust corpus, beginning of year	$-	$-
Amortization of royalty interest	-	-
Distributable income	494,634	405,102
Distributions payable to unit holders	(494,634)	(405,102)

Trust corpus	$-	$-

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The financial statements of the Trust differ from financial statements prepared in conformity with United States generally accepted accounting principles (GAAP) because of the following:

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

These statements differ from financial statements prepared in accordance GAAP and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts. This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

(b)	Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)	Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year. The Trustee may readjust this fee annually in its sole discretion. In the first quarter of fiscal year 2011, the Trust paid the fourth quarter 2010 Trustee fees of $20,000 and the first quarter 2011 Trust fees of $20,000. In the first quarter of fiscal year 2012, the Trust paid the fourth quarter 2011 Trustee fees of $20,000 and the first quarter 2012 Trust fees of $20,000.

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

During the three month period ended March 31, 2012, the Trust received a total of $547,429 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,

	2012	2011

Decker Mine	$547,429	$453,944
Spring Creek Mine	-	-

Total Royalty Income	$547,429	$453,944

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $547,429 during the first three months of 2012, as compared to $453,944 received during the same period in 2011. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2012 and 2011 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income. Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. The Trust did not earn any interest during the three months ended March 31, 2011, because of the significant cuts in interest rates by the Federal Reserve in recent years. However, during the three months ended March 31, 2012, the Trust earned a nominal amount of interest.

Trust Expenses. Trust expenses increased to $52,804 in the first three months of 2012 as compared to $48,842 for the same period in 2011. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. For this quarter, the trust expenses included the Trustee’s fees for the fourth quarter of 2011 of $20,000 and first quarter of 2012 of $20,000. The fourth quarter fee generally is posted in the fourth quarter; however, the Trustee had insufficient royalty income, and the fee was not paid until the first quarter of 2012 when the Trust had sufficient royalty income. The same situation occurred in the first quarter of 2011, when the Trust paid both the fourth quarter of 2010 fee of $20,000 and first quarter of 2011 fee of $20,000. Pursuant to the terms of the Indenture, the Trustee has the ability to increase its fees, in its sole discretion.

Liquidity and Capital Resources. The Trust’s primary source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended March 31, 2012, the Trust did not establish any reserves.

Change in Trust Corpus. During the first three months of 2012, the trust corpus remained unchanged.

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

Dated: May 11, 2012

By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)