Form 10-Q
period 2012-06-30
KIEWIT ROYALTY TRUST
filed 2012-08-14
CIK 711477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended June 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2012 and

December 31, 2011

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$35,066	$15,465
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$35,066	$15,465

Liabilities
Distributions payable to unit holders	$35,066	$15,465

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$35,066	$15,465

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and six months ended June 30, 2012 and 2011

(unaudited)

	Three Months Ended June 30,
	2012	2011

Royalty income	$73,394	$23,241
Interest income	2	—
Trust expenses	(38,330)	(11,075)

Distributable income	$35,066	$12,166

Distributable income per unit	$0.0027757	$0.0009630

	Six Months Ended June 30,
	2012	2011

Royalty income	$620,823	$477,185
Interest income	11	—
Trust expenses	(91,134)	(59,917)

Distributable income	$529,700	$417,268

Distributable income per unit	$0.0419284	$0.0330289

STATEMENTS OF CHANGES IN TRUST CORPUS

For the six months ended June 30, 2012 and 2011

(unaudited)

	Six Months Ended June 30,
	2012	2011

Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	529,700	417,268
Distributions payable to unit holders	(529,700)	(417,268)

Trust corpus	$—	$—

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

The financial statements of the Trust differ from financial statements prepared in conformity with United States generally accepted accounting principles (GAAP) because of the following:

•	Royalty income and interest are recognized in the month received rather than in the month of production.

•	Expenses generally are not accrued.

•	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under GAAP.

These statements differ from financial statements prepared in accordance with GAAP and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts. This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

(b)	Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)	Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year. The Trustee may readjust this fee annually in its sole discretion. In the first quarter of fiscal year 2011, the Trust paid the fourth quarter 2010 Trustee fees of $20,000 and the first quarter 2011 Trustee fees of $20,000. In the first quarter of fiscal year 2012, the Trust paid the fourth quarter 2011 Trustee fees of $20,000 and the first quarter 2012 Trustee fees of $20,000. In the second quarter of 2012, the Trust paid the second quarter Trustee fees of $20,000. The Trust did not pay the Trustee fees of $20,000 for the second quarter of 2011 due to insufficient royalty income.

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

During the three-month and six-month periods ended June 30, 2012, the Trust received a total of $73,394 and $620,823, respectively, of royalty and overriding royalty payments, net of production expenses. The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2012	2011

Decker Mine	$23,394	$23,241
Spring Creek Mine	50,000	—

Total Royalty Income	$73,394	$23,241

	Six Months Ended June 30,
	2012	2011

Decker Mine	$570,823	$477,185
Spring Creek Mine	50,000	—

Total Royalty Income	$620,823	$477,185

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine slightly increased to $23,394 during the second quarter of 2012, as compared to $23,241 received during the same period in 2011. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine. The Trust received a payment of $50,000 at the end of the second quarter of 2012 from the Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first six months of 2011. The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income. Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders. However, the Trust did not earn any interest during the six months ended June 30, 2011, because of the significant cuts in interest rates by the Federal Reserve. Recently interest rates have slightly increased, and during the six months ended June 30, 2012, the Trust earned a nominal amount of interest.

Trust Expenses. Trust expenses increased to $91,134 for the first six months of 2012, as compared to $59,917 for the same period in 2011. The Trust did not pay the Trustee fee of $20,000 for the second quarter of 2011 due to insufficient royalty income, which substantially decreased the amount of expenses incurred by the Trust in the first half of 2011. The payment of the Trustee fee would have increased Trust expenses for such period. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

During the first quarter of 2012, the trust expenses included the Trustee’s fees for the fourth quarter of 2011 of $20,000 and first quarter of 2012 of $20,000. The fourth quarter fee generally is paid in the fourth quarter; however, the Trustee had insufficient royalty income, and the fee was not paid until the Trust had sufficient royalty income. In the fourth quarter of 2010, the Trust also did not have sufficient income to pay the Trustee’s fees for the fourth quarter. The Trust paid the fourth quarter 2010 fee of $20,000 and first quarter 2011 fee of $20,000 in the first quarter of 2011.

During the three month period ended June 30, 2012, trust expenses increased to $38,330 from $11,075 during the same three month period in 2011. The second quarter Trustee fee of $20,000 was paid during the second quarter of 2012, but not in the second quarter of 2011 due to insufficient royalty income. The remaining increase in trust expenses was due to an increase in professional fees.

Liquidity and Capital Resources. The Trust’s primary source of liquidity is the receipt of royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis. During the quarter ended June 30, 2012, the Trust did not establish any reserves.

Change in Trust Corpus. During the first six months of 2012, the trust corpus remained unchanged.

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
Dated: August 14, 2012
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)