Form 10-Q
period 2012-09-30
KIEWIT ROYALTY TRUST
filed 2012-11-13
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2012 and

December 31, 2011

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,831,576	$15,465
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$1,831,576	$15,465

Liabilities
Distributions payable to unit holders	$1,831,576	$15,465

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$1,831,576	$15,465

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
For the three and nine months ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended September 30,
	2012	2011
Royalty income	$1,870,062	$2,120,502
Interest income	49	—
Trust expenses	(38,535)	(60,200)
Distributable income	$1,831,576	$2,060,302
Distributable income per unit	$0.1449785	$0.1630833

	Nine Months Ended September 30,
	2012	2011
Royalty income	$2,490,885	$2,597,687
Interest income	60	—
Trust expenses	(129,669)	(120,117)
Distributable income	$2,361,276	$2,477,570
Distributable income per unit	$0.1869069	$0.1961121

STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2012 and 2011
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Trust corpus, beginning of year	$—	$—
Distributable income	2,361,276	2,477,570
Distributions payable to unit holders	(2,361,276)	(2,477,570)
Trust corpus	$—	$—

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

(c)                                  Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee.  Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee $80,000 per year.  The Trustee may readjust this fee annually in its sole discretion.  From time to time, the Trust does not have sufficient income to pay the Trustee fees.  In the first quarter of fiscal year 2011, the Trust paid the fourth quarter 2010 Trustee fees of $20,000 and the first quarter 2011 Trustee fees of $20,000.  In the first quarter of fiscal year 2012, the Trust paid the fourth quarter 2011 Trustee fees of $20,000 and the first quarter 2012 Trustee fees of $20,000.  In the second quarter of 2012, the Trust paid the second quarter Trustee fees of $20,000.  The Trust paid the Trustee fees of $20,000 for the second quarter of 2011 in the third quarter of 2011 due to insufficient royalty income.

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

During the three-month and nine-month periods ended September 30, 2012, the Trust received a total of $1,870,062 and $2,490,885, respectively, of royalty and overriding royalty payments, net of production expenses. The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2012	2011
Decker Mine	$374,485	$403,307
Spring Creek Mine	1,495,577	1,717,195
Total Royalty Income	$1,870,062	$2,120,502

	Nine Months Ended September 30,
	2012	2011
Decker Mine	$945,308	$880,492
Spring Creek Mine	1,545,577	1,717,195
Total Royalty Income	$2,490,885	$2,597,687

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $374,485 during the third quarter of 2012, as compared to $403,307 received during the same period in 2011.  For the nine months ended September 30, 2012, royalty and overriding royalty amounts increased by $64,816 or 7.4% to $945,308.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The Trust received a payment of $50,000 at the end of the second quarter of 2012 from the Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first six months of 2011.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $1,495,577 during the third quarter of 2012, as compared to $1,717,195 received during the same period in 2011. The decrease resulted from a reduction in the tons of coal produced under the Spring Creek Mine leases.

Interest Income.  Historically, the Trust earned interest on the royalty payments prior to the distribution to the Unit Holders.  However, the Trust did not earn any interest during the nine months ended September 30, 2011, because of the significant cuts in interest rates by the Federal Reserve.  Recently interest rates have slightly increased, and during the nine months ended September 30, 2012, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased to $129,669 for the first nine months of 2012, as compared to $120,117 for the same period in 2011.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

During the three month period ended September 30, 2012, trust expenses decreased to $38,535 from $60,200 during the same three month period in 2011.  During the third quarter of 2011, the trust expenses included the Trustee’s fees for the second quarter of 2011 of $20,000 and third quarter of 2011 of $20,000.  The second quarter fee generally is paid in the second quarter; however, the Trustee had insufficient royalty income, and the fee was not paid until the Trust had sufficient royalty income.  In the third quarter of 2012, the Trust had sufficient income to pay the Trustee’s fees for such quarter.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the receipt of royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.  During the quarter ended September 30, 2012, the Trust did not establish any reserves.

Change in Trust Corpus.  During the first nine months of 2012, the trust corpus remained unchanged.

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

Dated: November 13, 2012
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)