Form 10-Q
period 2013-03-31
KIEWIT ROYALTY TRUST
filed 2013-05-10
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2013

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2013 and

December 31, 2012

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$400,775	$11,334
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$400,775	$11,334

Liabilities
Distributions payable to unit holders	$400,775	$11,334

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$400,775	$11,334

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended March 31,
	2013	2012
Royalty income	$438,465	$547,429
Interest income	10	9
Trust expenses	(37,700)	(52,804)

Distributable income	$400,775	$494,634

Distributable income per unit	$0.0317233	$0.0391528

STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	400,775	494,634
Distributions payable to unit holders	(400,775)	(494,634)

Trust corpus	$—	$—

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The financial statements of the Trust differ from financial statements prepared in conformity with GAAP because of the following:

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

In the first quarter of fiscal year 2013, the Trust paid the first quarter Trustee fees of $20,000.  In the first quarter of fiscal 2012, the Trust paid an aggregate of $40,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first quarter 2012 Trustee fees. The fourth quarter Trustee’s fees of 2011 were not paid in the respective quarter because the Trust had insufficient royalty income in that period.

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

During the three month period ended March 31, 2013, the Trust received a total of $438,465 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2013	2012
Decker Mine	$438,465	$547,429
Spring Creek Mine	—	—
Total Royalty Income	$438,465	$547,429

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased almost 20% to $438,465 during the first three months of 2013, as compared to $547,429 received during the same period in 2012.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2013 and 2012 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2013, and March 31, 2012, the Trust earned a nominal amount of interest as interest rates rose.

Trust Expenses.  Trust expenses decreased to $37,700 in the first three months of 2013 as compared to $52,804 for the same period in 2012.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  For this quarter, the trust expenses included the Trustee’s fees for the first quarter of 2013 of $20,000. For the first quarter of fiscal 2012, the Trust paid an aggregate of $40,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first quarter 2012 Trustee fees.  The fourth quarter fee generally is posted in the fourth quarter; however, the Trustee had insufficient royalty income in 2011, and the fee was not paid until the first quarter of 2012 when the Trust had sufficient royalty income.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.  During the quarter ended March 31, 2013, the Trust did not establish any reserves.

Change in Trust Corpus.  During the first three months of 2013, the trust corpus remained unchanged.

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its
capacity as Trustee and not in its
individual capacity or otherwise

Dated: May 10, 2013	By:	/s/ Luke H. Paladino
Luke H. Paladino, Assistant Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)