Form 10-Q
period 2013-06-30
KIEWIT ROYALTY TRUST
filed 2013-08-09
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

For the Quarter Ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2013 and

December 31, 2012

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$31,340	$11,334
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$31,340	$11,334

Liabilities
Distributions payable to unit holders	$31,340	$11,344

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$31,340	$11,344

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2013 and 2012
(unaudited)

	Three Months Ended June 30,
	2013	2012
Royalty income	$66,668	$73,394
Interest income	2	2
Trust expenses	(35,330)	(38,330)

Distributable income	$31,340	$35,066

Distributable income per unit	$0.0024807	$0.0027757

	Six Months Ended June 30,
	2013	2012
Royalty income	$505,133	$620,823
Interest income	12	11
Trust expenses	(73,030)	(91,134)

Distributable income	$432,115	$529,700

Distributable income per unit	$0.0342041	$0.0419284

STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2013 and 2012
(unaudited)

	Six Months Ended June 30,
	2013	2012
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	432,115	529,700
Distributions payable to unit holders	(432,115)	(529,700)

Trust corpus	$—	$—

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

In the first six months of fiscal year 2013, the Trust paid an aggregate of $40,000 in Trustee fees, $20,000 for each quarter.  In the first six months of fiscal 2012, the Trust paid an aggregate of $60,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first and second quarter 2012 Trustee fees.  The fourth quarter Trustee’s fees of 2011 were not paid in the respective quarter because the Trust had insufficient royalty income in that period.

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

During the three-month and six-month periods ended June 30, 2013, the Trust received a total of $66,668 and $505,133, respectively, of royalty and overriding royalty payments, net of production expenses. The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2013	2012
Decker Mine	$16,688	$23,394
Spring Creek Mine	50,000	50,000
Total Royalty Income	$66,668	$73,394

	Six Months Ended June 30,
	2013	2012
Decker Mine	$455,133	$570,823
Spring Creek Mine	50,000	50,000
Total Royalty Income	$505,133	$620,823

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $16,668 during the second quarter of 2013, as compared to $23,394 received during the same period in 2012.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The Trust received a payment of $50,000 at the end of the second quarter of 2013 from the Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  The Trust earned interest on the royalty payments prior to the distribution to the Unit Holders.  During the three months ended June 30, 2013, and June 30, 2012, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased to $73,030 for the first six months of 2013, as compared to $91,134 for the same period in 2012.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  For the first six months of 2013, the Trust expenses included the Trustee’s fees for the first and second quarters of 2013 for a total of $40,000.  For the first six months of fiscal 2012, the Trust paid an aggregate of $60,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first and second quarter 2012 Trustee fees.  The fourth quarter fee generally is posted in the fourth quarter; however, the Trustee had insufficient royalty income in 2011, and the fee was not paid until the first quarter of 2012 when the Trust had sufficient royalty income. Trust expenses decreased to $35,330 in the second quarter of 2013 as compared to $38,330 for the same period in 2012.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.  During the quarter ended June 30, 2013, the Trust did not establish any reserves.

Change in Trust Corpus.  During the first six months of 2013, the trust corpus remained unchanged.

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
Dated: August 9, 2013

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)