Form 10-Q
period 2013-09-30
KIEWIT ROYALTY TRUST
filed 2013-11-08
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2013 and

December 31, 2012

(unaudited)

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$1,660,136	$11,334
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$1,660,136	$11,334

Liabilities
Distributions payable to unit holders	$1,660,136	$11,334

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$1,660,136	$11,334

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2013 and 2012

(unaudited)

	Three Months Ended September 30,
	2013	2012

Royalty income	$1,712,559	$1,870,062
Interest income	31	49
Trust expenses	(52,454)	(38,535)

Distributable income	$1,660,136	$1,831,576

Distributable income per unit	$0.1314081	$0.1449785

	Nine Months Ended September 30,
	2013	2012

Royalty income	$2,217,692	$2,490,885
Interest income	43	60
Trust expenses	(125,484)	(129,669)

Distributable income	$2,092,251	$2,361,276

Distributable income per unit	$0.1656122	$0.1869069

STATEMENTS OF CHANGES IN TRUST CORPUS

For the nine months ended September 30, 2013 and 2012

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Trust corpus, beginning of year	$—	$—
Distributable income	2,092,251	2,361,276
Distributions payable to unit holders	(2,092,251)	(2,361,276)

Trust corpus	$—	$—

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

In the first nine months of fiscal year 2013, the Trust paid an aggregate of $60,000 in Trustee fees, $20,000 for each quarter.  In the first nine months of fiscal 2012, the Trust paid an aggregate of $80,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first, second, and third quarter 2012 Trustee fees.  The fourth quarter Trustee’s fees of 2011 were not paid in the respective quarter because the Trust had insufficient royalty income in that period.

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

During the three-month and nine-month periods ended September 30, 2013, the Trust received a total of $1,712,559 and $2,217,692, respectively, of royalty and overriding royalty payments, net of production expenses. The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2013	2012

Decker Mine	$343,342	$374,485
Spring Creek Mine	1,369,217	1,495,577
Total Royalty Income	$1,712,559	$1,870,062

	Nine Months Ended September 30,
	2013	2012

Decker Mine	$798,475	$945,308
Spring Creek Mine	1,419,217	1,545,577
Total Royalty Income	$2,217,692	$2,490,885

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $343,342 during the third quarter of 2013, as compared to $374,485 received during the same period in 2012.  For the nine months ended September 30, 2013, royalty and overriding royalty amounts decreased by $146,833 or 15.5% to $798,475.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  For the nine months ended September 30, 2013, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased by $126,360 or 8.2% to $1,419,217. The decrease resulted from a reduction in the tons of coal produced under the Spring Creek Mine leases.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the nine months ended September 30, 2013 and 2012, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased to $125,484 for the first nine months of 2013, as compared to $129,669 for the same period in 2012.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2013, trust expenses increased to $52,454 from $38,535 during the same three month period in 2012.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the receipt of royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.  During the quarter ended September 30, 2013, the Trust did not establish any reserves.

Change in Trust Corpus.  During the first nine months of 2013, the trust corpus remained unchanged.

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

Dated: November 8, 2013

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)