Form 10-K
period 2013-12-31
KIEWIT ROYALTY TRUST
filed 2014-03-27
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The following chart sets forth the actual total amount of coal production during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2013	2012

Decker Mine	2,421,242	3,075,715
Spring Creek Mine	7,827,826	8,697,393
Total	10,249,068	11,773,108

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Rio Tinto Energy America.  Each company owns a fifty percent (50%) interest in the joint venture.  This mine is managed by the Kiewit Mining Group.  The

Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2013, are set forth in the table below, of which the accompanying notes are an integral part:

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2013, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(5)

M-069782(4)	United States	10.75%

(4)    The operator of this lease has indicated that it expects mining to continue but that the mine is being depleted.  See the table on “Tons of Coal Produced” on page 1 of this Form 10-K.

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

Financial Information about Geographic Areas. All of the Trust’s 2013 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2014, there were approximately 954 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2013 and 2012:

2013

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2013	April 10, 2013	$400,775	$0.031723
June 30, 2013	July 5, 2013	31,340	0.002481
September 30, 2013	October 10, 2013	1,660,136	0.131408
December 31, 2013(1)	Not applicable	—	—
		$2,092,251	$0.165612

(1)                                 The Trust elected not to make any distributions during the fourth quarter of 2013.  For additional information on the fourth quarter, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

2012

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2012	April 9, 2012	$494,634	$0.039153
June 30, 2012	July 11, 2012	35,066	0.002776
September 30, 2012	October 11, 2012	1,831,576	0.144978
December 31, 2012	January 11, 2013	11,334	0.000897
		$2,372,610	$0.187804

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses.  During 2013, distributable income decreased by $278,804 to $2,263,774 from $2,542,578 in 2012.  The 11.0% decrease was attributable to less coal production at the Decker and Spring Creek Mines.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2013	2012

Decker Mine	$844,557	$997,001
Spring Creek Mine	1,419,217	1,545,577
Total	$2,263,774	$2,542,578

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $844,557 in 2013 from $997,001 in 2012, an decrease of 15.3%. This change resulted from fewer tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $1,419,217 in 2013 from $1,545,577 in 2012, a decrease of 8.2%.  The decrease in the amount of royalties resulted from a decrease in the amount of coal produced at the Spring Creek Mine.  The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Spring Creek Mine lease with the Trust.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the years ended December 31, 2013 and 2012, the Trust earned a nominal amount of interest.

Trust Expenses. Trust expenses slightly decreased to $166,845 in 2013 from $170,037 in 2012.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  The Trust pays a Trustee fee of $20,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal year 2013, the Trust paid an aggregate of $80,000 in Trustee fees.  In fiscal year 2012, the Trust paid an aggregate of $100,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first, second, third, and fourth quarter 2012 Trustee fees.  The fourth quarter Trustee’s fees of 2011 were not paid in the respective quarter because the Trust had insufficient royalty income in that period.  Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion.

Liquidity and Capital Resources.  The Trust’s primary source of capital is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis.  During 2012, the Trust did not establish any reserves; however, the Trust established a reserve in the fourth quarter of 2013.

Trust Reserves.  During the fourth quarter of 2013, the Trust’s royalty income was $46,082, interest income was $3, and expenses were $41,361, resulting in a trust reserve of $4,724.  Because of the small amount of distributable income, the Trust elected to not to make a fourth quarter distribution to the Unit Holders because of the associated administrative burden and expense.  The Trust instead elected to reserve the funds and to include such funds in the next distribution to be paid by the Trust.  The Trust anticipates making a distribution to the Unit Holders in April 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2013 and 2012:

(1)                                 Report of Independent Registered Public Accounting Firm

(2)                                 Statements of Assets, Liabilities and Trust Corpus as of December 31, 2013 and 2012

(3)                                 Statements of Distributable Income for the years ended December 31, 2013 and 2012

(4)                                 Statements of Changes in Trust Corpus for the years ended December 31, 2013 and 2012

(5)                                 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2013, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 27, 2014

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents	$4,724	$11,334
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$4,724	$11,334

Liabilities
Distributions payable to unit holders	$—	$11,334
Trust reserve	4,724	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$4,724	$11,334

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2013 and 2012

	2013	2012

Royalty income	$2,263,774	$2,542,578
Interest income	46	69
Trust expenses	(166,845)	(170,037)
Trust reserve	(4,724)	—

Distributable income	$2,092,251	$2,372,610

Distributable income per unit	$0.165612	$0.187804

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended December 31, 2013 and 2012

	2013	2012

Trust corpus, beginning of year	$—	$—
Distributable income	2,092,251	2,372,610
Distributions payable to unit holders	(2,092,251)	(2,372,610)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

(c)           Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”).  Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee of $80,000. The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee of $20,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal year 2013, the Trust paid an aggregate of $80,000 in Trustee fees.  In fiscal year 2012, the Trust paid an aggregate of $100,000 in Trustee fees, which included the fourth quarter 2011 Trustee fees and the first, second, third, and fourth quarter 2012 Trustee fees.  The fourth quarter Trustee’s fees of 2011 were not paid in the respective quarter because the Trust had insufficient royalty income in that period.

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

4.                                      Distributions to Unit Holders:

The amounts to be distributed to Unit Holders (“Distribution Amount”) are determined on a quarterly basis.  The Quarterly Distribution Amount is the excess of (i) the cash received during the quarter which is attributable to royalties plus any decrease in cash reserves, plus any other cash receipts of the Trust during the quarter over (ii) the liabilities of the Trust paid during the quarter, plus any increase in cash reserves.  The Distribution Amount is payable to Unit Holders of record as of the last business day of each calendar quarter.  If paid, the cash distributions are made quarterly within the first 10 business days of January, April, July and October.

5.                                      Income Taxes:

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a “grantor trust” which is not a taxable entity.

6.                                      Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2013:
March 31, 2013	$438,465	$400,775	$0.031723
June 30, 2013	66,668	31,340	0.002481
September 30, 2013	1,712,559	1,660,136	0.131408
December 31, 2013	46,082	—	—
	$2,263,774	$2,092,251	$0.165612

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2012:
March 31, 2012	$547,429	$494,634	$0.039153
June 30, 2012	73,394	35,066	0.002776
September 30, 2012	1,870,062	1,831,576	0.144978
December 31, 2012	51,693	11,334	0.000897
	$2,542,578	$2,372,610	$0.187804

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2013, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

Luke H. Paladino, age 36, Assistant Vice President with US Bank NA since September 2007. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008. Mr. Paladino has been a Trust Officer with US Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska.  Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units.  Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2013 with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2014, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2014. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2014, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2013 and 2012 are as follows:

	Fiscal 2013	Fiscal 2012
Audit fees	$40,600	$40,600
All other fees	—	—
Total:	$40,600	$40,600

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.  Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2013 and 2012.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.             The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2013 and 2012

Statements of Distributable Income for the years ended December 31, 2013 and 2012

Statements of Changes in Trust Corpus for the years ended December 31, 2013 and 2012

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

*                                         Filed herewith

**                                  Furnished herewith

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

March 27, 2014	KIEWIT ROYALTY TRUST
	By:	U.S. Bank National Association in its capacity as Trustee
and not in its individual capacity or otherwise

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)