Form 10-Q
period 2014-03-31
KIEWIT ROYALTY TRUST
filed 2014-05-13
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2014

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2014 and

December 31, 2013

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$531,372	$4,724

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$531,372	$4,724

Liabilities
Distributions payable to unit holders	$531,372	$4,724

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$531,372	$4,724

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended March 31,
	2014	2013
Royalty income	$563,643	$438,465
Interest income	5	10
Trust expenses	(37,000)	(37,700)
Trust reserve	4,724	—
Distributable income	$531,372	$400,775
Distributable income per unit	$0.0420608	$0.0317233

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	531,372	400,775
Distributions payable to unit holders	(531,372)	(400,775)
Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Significant Accounting Policies

(a)                                 Basis of Accounting:

The condensed financial statements of the Trust, as prepared on the modified cash basis, reflect the Trust’s assets, liabilities, trust corpus, and distributable income as follows:

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

6.                                      Production withholding taxes withheld from Unit Holder distributions and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from royalty income in the condensed statement of distributable income.

The condensed financial statements of the Trust differ from financial statements prepared in conformity with GAAP because of the following:

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

These condensed statements differ from financial statements prepared in accordance with GAAP and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts.  This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

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

(d)                                 Subsequent Events:

We have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these condensed financial statements.

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

During the three month period ended March 31, 2014, the Trust received a total of $563,643 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2014	2013

Decker Mine	$563,643	$438,465
Spring Creek Mine	—	—
Total Royalty Income	$563,643	$438,465

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased 28% to $563,643 during the first three months of 2014, as compared to $438,465 received during the same period in 2013.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2014 and 2013 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2014 and March 31, 2013, the Trust earned a nominal amount of interest as interest rates rose.

Trust Expenses.  Trust expenses were consistent at $37,000 in the first three months of 2014 as compared to $37,700 for the same period in 2013.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Trust Reserves.  During the fourth quarter of 2013, the Trust’s distributable income was $4,724.  Because of the small amount of distributable income, the Trust established a trust reserve of $4,724, and elected not to make a fourth quarter distribution to the Unit Holders.  The Trust instead elected to reserve the funds and pay the funds in the first quarter distribution in 2014, and as a result, the amount of distributable income for this quarter was increased by $4,724.

Change in Trust Corpus.  During the first three months of 2014, the trust corpus remained unchanged.

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

Critical Accounting Policies and Estimates.  The Trust’s condensed financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, and as such there are no critical accounting policies or estimates.

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

Dated: May 13, 2014

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)