Form 10-Q
period 2014-06-30
KIEWIT ROYALTY TRUST
filed 2014-08-13
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

For the Quarter Ended June 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2014 and

December 31, 2013

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,074	$4,724
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$1,074	$4,724

Liabilities
Distributions payable to unit holders	$—	$—
Trust reserve	1,074	4,724

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$1,074	$4,724

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2014 and 2013
(unaudited)

	Three Months Ended June 30,
	2014	2013
Royalty income	$27,311	$66,668
Interest income	1	2
Trust expenses	(26,238)	(35,330)
Trust reserve	(1,074)	—

Distributable income	$—	$31,340

Distributable income per unit	$—	$0.0024807

	Six Months Ended June 30,
	2014	2013
Royalty income	$590,954	$505,133
Interest income	6	12
Trust expenses	(63,238)	(73,030)
Trust reserve	3,650	—

Distributable income	$531,372	$432,115

Distributable income per unit	$0.0420607	$0.0342041

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2014 and 2013
(unaudited)

	Six Months Ended June 30,
	2014	2013
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	531,372	432,115
Distributions payable to unit holders	(531,372)	(432,115)

Trust corpus	$—	$—

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

In the first six months of fiscal year 2014, the Trust paid an aggregate of $20,000 in Trustee fees. The trust paid $20,000 in Trustee fees for the first quarter, but did not pay the Trustee fees of $20,000 for the second quarter of 2014 prior to the end of the quarter due to insufficient royalty income. In the first six months of fiscal 2013, the Trust paid an aggregate of $40,000 in Trustee fees, $20,000 for each quarter.

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

During the three-month and six-month period ended June 30, 2014, the Trust received a total of $27,311 and $590,954, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2014	2013
Decker Mine	$27,311	$16,688
Spring Creek Mine	—	50,000
Total Royalty Income	$27,311	$66,668

	Six Months Ended June 30,
	2014	2013
Decker Mine	$590,954	$455,133
Spring Creek Mine	—	50,000
Total Royalty Income	$590,954	$505,133

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $27,311 during the second quarter of 2014, as compared to $16,668 received during the same period in 2013.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first six months of 2014 compared to a royalty payment of $50,000 during the first six months of 2013.  Royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  The Trust earned interest on the royalty payments prior to the distribution to the Unit Holders.  During the three months ended June 30, 2014, and June 30, 2013, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased to $63,238 for the first six months of 2014, as compared to $73,030 for the same period in 2013.  The Trust, however, did not pay the Trustee fee of $20,000 for the second quarter of 2014 prior to the end of the quarter due to insufficient royalty income, which substantially decreased the amount of expenses incurred by the Trust in the first half of 2014. The payment of the Trustee fee would have increased Trust expenses for such period. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. For the first six months of fiscal 2013, the Trust expenses included the Trustee’s fees for the first and second quarters of 2013 for a total of $40,000.

Trust expenses decreased to $26,238 for the three month period ended June 30, 2014, as compared to $35,330 for the same period in 2013. As stated above, the Trust did not pay the Trustee fee for the second quarter of 2014 prior to the end of the quarter, which would have increased Trust expenses for such period.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Change in Trust Corpus.  During the first six months of 2014, the trust corpus remained unchanged.

Trust Reserves.  During the second quarter of 2014, the Trust’s royalty income was $27,311, interest income was $1, and expenses were $26,238, resulting in a trust reserve of $1,074.  Because of the small amount of distributable income, the Trust elected not to make a second quarter distribution.   The Trust instead elected to reserve the funds and to include such funds in the next distribution to be paid by the Trust.  The Trust anticipates making a distribution to the Unit Holders in October 2014.

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
Dated: August 13, 2014

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)