Form 10-Q
period 2014-09-30
KIEWIT ROYALTY TRUST
filed 2014-11-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2014 and

December 30, 2013

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,521,048	$4,724
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$1,521,048	$4,724

Liabilities
Distributions payable to unit holders	$1,521,048	$—
Trust reserve	—	4,724

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$1,521,048	$4,724

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2014 and 2013

(unaudited)

	Three Months Ended September 30,
	2014	2013
Royalty income	$1,581,366	$1,712,559
Interest income	15	31
Trust expenses	(61,407)	(52,454)
Trust reserve	1,074	—

Distributable income	$1,521,048	$1,660,136

Distributable income per unit	$0.1203986	$0.1314081

	Nine Months Ended September 30,
	2014	2013
Royalty income	$2,172,320	$2,217,692
Interest income	21	43
Trust expenses	(124,645)	(125,484)
Trust reserve	4,724	—

Distributable income	$2,052,420	$2,092,251

Distributable income per unit	$0.1624593	$0.1656122

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2014 and 2013
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Trust corpus, beginning of year	$—	$—
Distributable income	2,052,420	2,092,251
Distributions payable to unit holders	(2,052,420)	(2,092,251)

Trust corpus	$—	$—

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

These condensed statements differ from financial statements prepared in accordance with GAAP and were prepared on the modified cash basis of reporting, which is considered to be the most meaningful because Distributions to Unit Holders are based on net cash receipts.  This comprehensive basis of accounting, other than GAAP, corresponds to the accounting permitted by royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12E, Financial Statements of Royalty Trusts.

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

In the first nine months of fiscal year 2014, the Trust paid an aggregate of $60,000 in Trustee fees, $20,000 for each quarter.   In the first nine months of fiscal 2013, the Trust paid an aggregate of $60,000 in Trustee fees.

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

During the three-month and nine-month periods ended September 30, 2014, the Trust received a total of $1,581,366 and $2,172,320, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2014	2013
Decker Mine	$364,880	$343,342
Spring Creek Mine	1,216,486	1,369,217
Total Royalty Income	$1,581,366	$1,712,559

	Nine Months Ended September 30,
	2014	2013
Decker Mine	$955,834	$798,475
Spring Creek Mine	1,216,486	1,419,217
Total Royalty Income	$2,172,320	$2,217,692

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $364,880 during the third quarter of 2014, as compared to $343,342 received during the same period in 2013.  For the nine months ended September 30, 2014, royalty and overriding royalty amounts increased by $157,359 or 19.7% to $955,834.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $1,216,486 during the third quarter of 2014, as compared to $1,369,217 received during the same period in 2013, a decrease of $152,731, or 11.2%.  For the nine months ended September 30, 2014, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased by $202,731 or 14.3% to $1,216,486.  The decrease resulted from a reduction in the tons of coal produced under the Spring Creek Mine leases.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the three and nine months ended September 30, 2014 and 2013, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses remained constant at $124,645 for the first nine months of 2014, as compared to $125,484 for the same period in 2013.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2014, trust expenses increased to $61,407 from $52,545 during the same three month period in 2013, in part because the second quarter trustee fee of $20,000 was paid in the third quarter.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the receipt of royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.  During the quarter ended September 30, 2014, the Trust did not establish any reserves but did distribute funds from the second quarter reserve.

Trust Reserves.  During the second quarter of 2014, the Trust’s distributable income was $1,074.  Because of the small amount of distributable income, the Trust established a trust reserve of $1,074, and elected not to make a second quarter distribution to the Unit Holders.  The Trust instead elected to reserve the funds and to include such funds in the distribution for the third quarter of 2014, and as a result, the amount of distributable income for this quarter was increased by $1,074.

Change in Trust Corpus.  During the first nine months of 2014, the trust corpus remained unchanged.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934).  Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures were effective in timely alerting him of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

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

31*                           Certification of Trust Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**                    Certification of Trust Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***                              XBRL Instance Document

101.SCH***                         XBRL Taxonomy Extension Schema Document

101.CAL***                         XBRL Taxonomy Extension Label Linkbase Document

101.LAB***                         XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE***                           XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***                           XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith

**           Furnished herewith

***         Furnished herewith.  Pursuant to applicable federal securities rules and regulations, the Trust has complied with the reporting obligation relating to the submission of interactive data files in such exhibits.  Therefore, the Trust is not subject to liability under any anti-fraud provisions of the federal securities laws if the Trust (i) makes a good faith attempt to comply with the interactive data file submission and positing requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file.  The Trust is also not subject to the liability and anti-fraud provisions of the federal securities law if an error or omission in an electronic filing results solely from electronic  transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable.  Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its
capacity as Trustee and not in its
individual capacity or otherwise

Dated: November 12, 2014

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)