Form 10-K
period 2014-12-31
KIEWIT ROYALTY TRUST
filed 2015-03-27
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The Coal Royalties were conveyed by the Trustor to the Trust for the benefit of the holders of record of the Trustor’s Class B and Class C common stock as of June 10, 1982. Ownership of beneficial interests in the Trust is represented by 12,633,432 units of beneficial interest (hereinafter referred to as “Units”). The Trust is a purely ministerial trust which generally distributes, on a quarterly basis, the available revenues generated by the Coal Royalties, net of the Trust’s expenses, to the holders of Units. Trust expenses include but are not limited to, fees of the Trustee, and compensation paid to geologists, engineers, accountants, attorneys, or other professionals that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

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

The following chart sets forth the actual total amount of coal production during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2014	2013

Decker Mine	2,903,771	2,421,242
Spring Creek Mine	7,181,777	7,827,826
Total	10,085,548	10,249,068

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. Decker Coal Company (“Decker”) operates this mine, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. Decker is a joint venture between KCP Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. and Rio Tinto Energy America.  Each company owns a fifty percent (50%) interest in the joint venture.  This mine is managed by the Kiewit Mining Group.  The

Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2014, are set forth in the table below, of which the accompanying notes are an integral part:

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming. Spring Creek is a subsidiary of NERCO, Inc. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2014, are set forth in the table below, of which the accompanying notes are an integral part:

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

Financial Information about Geographic Areas. All of the Trust’s 2014 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2015, there were approximately 916 record holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed pro rata on a quarterly basis to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2014 and 2013:

2014
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2014	April 9, 2014	$531,372	$0.042061
June 30, 2014(1)	Not applicable	—	—
September 30, 2014	October 9, 2014	1,521,048	0.120399
December 31, 2014	January 9, 2015	10,454	0.000827
		$2,062,874	$0.163287

(1)           The Trust elected not to make any distributions during the second quarter of 2014.  For additional information on the second quarter, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses.  During 2014, royalty income decreased by $43,943 to $2,219,831 from $2,263,774 in 2013, and distributable income decreased by $29,377 to $2,062,874 from $2,092,251 in 2013.  These decreases were attributable to less coal production at the Spring Creek Mine, which were primarily offset by additional coal production at the Decker Mines.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2014	2013

Decker Mine	$1,003,345	$844,557
Spring Creek Mine	1,216,486	1,419,217
Total	$2,219,831	$2,263,774

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $1,003,345 in 2014 from $844,557 in 2013, an increase of $158,788, or 18.8%.  This change resulted from additional tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $1,216,486 from $1,419,217 in 2013, a decrease of $202,731, or 14.3%.  The decrease in the amount of royalties resulted from a decrease in the amount of coal produced at the Spring Creek Mine.  The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Spring Creek Mine lease with the Trust.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the years ended December 31, 2014 and 2013, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses slightly decreased to $161,704 in 2014 from $166,845 in 2013.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  The Trust pays a Trustee fee of $20,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2014 and 2013, the Trust paid an aggregate of $80,000 in Trustee fees per year.  Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources.  The Trust’s primary source of capital is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a quarterly basis.  In 2013, the Trust established a reserve in the fourth quarter in the amount of $4,724, and in 2014, the Trust established a reserve in the second quarter in the amount of $1,074.

Trust Reserves.  During the second quarter of 2014 and the fourth quarter of 2013, the Trust’s distributable income was $1,074 and $4,724, respectively.  Due to the small amounts of distributable income in these quarters and the cost and administrative burden associated with making distributions, the Trust elected to not make distributions in these quarters.  The funds were reserved for and $1,074 and $4,724 were included in the Trust’s third quarter 2014 distribution and first quarter 2014 distribution, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2014 and 2013:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2014 and 2013

(3)	Statements of Distributable Income for the years ended December 31, 2014 and 2013

(4)	Statements of Changes in Trust Corpus for the years ended December 31, 2014 and 2013

(5)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Trustee.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2014, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 27, 2015

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents	$10,454	$4,724
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$10,454	$4,724

Liabilities
Distributions payable to unit holders	$10,454	$—
Trust reserve	—	4,724

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$10,454	$4,724

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended December 31, 2014 and 2013

	2014	2013

Royalty income	$2,219,831	$2,263,774
Interest income	23	46
Trust expenses	(161,704)	(166,845)
Trust reserve	4,724	(4,724)

Distributable income	$2,062,874	$2,092,251

Distributable income per unit	$0.163287	$0.165612

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended December 31, 2014 and 2013

	2014	2013

Trust corpus, beginning of year	$—	$—
Distributable income	2,062,874	2,092,251
Distributions payable to unit holders	(2,062,874)	(2,092,251)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

(c)           Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”).  Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee of $80,000.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee of $20,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2014 and 2013, the Trust paid an aggregate of $80,000 in Trustee fees per year.

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

6.                                      Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2014:
March 31, 2014	$563,643	$531,372	$0.042061
June 30, 2014	27,311	—	—
September 30, 2014	1,581,366	1,521,048	0.120399
December 31, 2014	47,511	10,454	0.000827
	$2,219,831	$2,062,874	$0.163287

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2013:
March 31, 2013	$438,465	$400,775	$0.031723
June 30, 2013	66,668	31,340	0.002481
September 30, 2013	1,712,559	1,660,136	0.131408
December 31, 2013	46,082	—	—
	$2,263,774	$2,092,251	$0.165612

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2014, the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

Luke H. Paladino, age 37, is currently a Vice President with U.S. Bank NA and previously served as Assistant Vice President from September 2007 — March 2014. Mr. Paladino has been the Trust Officer responsible for the Trust since January 2008 and a Trust Officer with U.S. Bank NA since September 2007 in the Private Client Group. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska.  Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units.  Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2014 with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2015, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2015. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2014, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2014 and 2013 are as follows:

	Fiscal 2014	Fiscal 2013
Audit fees	$43,500	$40,600
All other fees	—	—
Total:	$43,500	$40,600

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.  Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2014 and 2013.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.             The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2014 and 2013

Statements of Distributable Income for the years ended December 31, 2014 and 2013

Statements of Changes in Trust Corpus for the years ended December 31, 2014 and 2013

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

March 27, 2015	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Registrant has no directors or executive officers.)