Form 10-Q
period 2015-03-31
KIEWIT ROYALTY TRUST
filed 2015-05-08
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2015

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2015 and

December 31, 2014

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$458,997	$10,454

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$458,997	$10,454

Liabilities
Distributions payable to unit holders	$458,997	$10,454

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$458,997	$10,454

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended March 31,
	2015	2014

Royalty income	$501,758	$563,643
Interest income	3	5
Trust expenses	(42,764)	(37,000)
Trust reserve	—	4,724
Distributable income	$458,997	$531,372
Distributable income per unit	$0.0363319	$0.0420608

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended March 31,
	2015	2014

Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	458,997	531,372
Distributions payable to unit holders	(458,997)	(531,372)
Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three month period ended March 31, 2015, the Trust received a total of $501,758 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2015	2014
Decker Mine	$501,758	$563,643
Spring Creek Mine	—	—
Total Royalty Income	$501,758	$563,643

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased by $61,885 or 11% to $501,758 during the first three months of 2015, as compared to $563,643 received during the same period in 2014.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2015 and 2014 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2015 and March 31, 2014, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased to $42,764 in the first three months of 2015 as compared to $37,000 for the same period in 2014.  This change resulted from the timing of bills received and paid by the Trust.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Trust Reserves.  The Trust did not establish any trust reserves in the first quarter of 2015.  During the fourth quarter of 2013, the Trust’s distributable income was $4,724.  Because of the small amount of distributable income, the Trust established a trust reserve of $4,724, and elected not to make a fourth quarter distribution to the Unit Holders in 2013.  The Trust instead reserved the funds and paid funds in the first quarter distribution in 2014, and as a result, the amount of distributable income for that quarter was increased by $4,724.

Change in Trust Corpus.  During the first three months of 2015, the trust corpus remained unchanged.

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
Dated: May 8, 2015

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Trust Officer

(The Trust does not have a principal financial or chief accounting officer or any other officers.)