Form 10-Q
period 2015-06-30
KIEWIT ROYALTY TRUST
filed 2015-08-13
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

For the Quarter Ended June 30, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2015 and

December 31, 2014

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$32,190	$10,454
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$32,190	$10,454

Liabilities
Distributions payable to unit holders	$32,190	$10,454

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$32,190	$10,454

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended June 30,
	2015	2014

Royalty income	$77,532	$27,311
Interest income	—	1
Trust expenses	(45,342)	(26,238)
Trust reserve	—	(1,074)

Distributable income	$32,190	$—

Distributable income per unit	$0.0025480	$—

	Six Months Ended June 30,
	2015	2014

Royalty income	$579,290	$590,954
Interest income	3	6
Trust expenses	(88,106)	(63,238)
Trust reserve	—	3,650

Distributable income	$491,187	$531,372

Distributable income per unit	$0.0388799	$0.0420607

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2015 and 2014
(unaudited)

	Six Months Ended June 30,
	2015	2014
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	491,187	531,372
Distributions payable to unit holders	$(491,187)	$(531,372)

Trust corpus	$—	$—

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

In the first six months of fiscal year 2015, the Trust paid an aggregate of $40,000 in Trustee fees, $20,000 in Trustee fees each quarter.  In the first six months of fiscal year 2014, the Trust paid $20,000 in Trustee fees for the first quarter but did not pay Trustee fees of $20,000 for the second quarter of 2014 due to insufficient royalty income during that quarter. The second quarter and third quarter 2014 Trustee fees were paid in the third quarter 2014.

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

During the three month and six month period ended June 30, 2015, the Trust received a total of $77,532 and $579,290, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2015	2014

Decker Mine	$27,532	$27,311
Spring Creek Mine	50,000	—
Total Royalty Income	$77,532	$27,311

	Six Months Ended June 30,
	2015	2014

Decker Mine	$529,290	$590,954
Spring Creek Mine	50,000	—
Total Royalty Income	$579,290	$590,954

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine slightly increased to $27,532 during the second quarter of 2015, as compared to $27,311 received during the same period in 2014.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.   During the six month period ended June 30, 2015, the royalty amounts decreased by $61,664, or 10%, as compared to the same period in 2014.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  A royalty payment of $50,000 was received by the Trust from the Spring Creek Mine during the first six months of 2015, while the Trust did not receive any royalty payments during the same period in 2014. Royalties with respect to this mine are typically paid during the second half of each calendar year with the first payment received at the beginning of the third quarter.  In 2015, the Trust received the royalty payment at the end of the second quarter.  In fiscal year 2014, the annual royalties from Spring Creek Mine were paid by the mine operators during the second half of the calendar year.

Interest Income.  The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the six months ended June 30, 2015, and June 30, 2014, the Trust earned a nominal amount of interest, less than $1 in the recent quarter ended June 30, 2015.

Trust Expenses.  Trust expenses increased to $88,106 for the first six months of 2015, as compared to $63,238 for the same period in 2014.  For the first six months of 2015, the Trust expenses included the Trustee’s fees for the first and second quarters of 2015 for a total of $40,000.  The Trust, however, did not pay the Trustee fee of $20,000 for the second quarter of 2014, prior to the end of the quarter due to insufficient royalty income, which substantially decreased the amount of expenses incurred by the Trust in the first half of 2014. If the payment of the $20,000 Trustee fee would have been paid in second quarter 2014, the Trust expenses for the first six months of 2014 would have been comparable to the first six months of 2015. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Trust expenses increased to $45,342 for the three month period ending June 30, 2015, as compared to $26,238 for the same period in 2014. As stated above, the Trust did not pay the Trustee fee for the second quarter of 2014 prior to the end of the quarter.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Trust Reserves.  The Trust did not establish any trust reserves in the first six months of 2015. The Trust established a trust reserve of $1,074 in the second quarter of 2014. Because of the small amount of distributable income during that period, the Trust elected not to make a second quarter distribution in 2014 and instead reserved the funds and distributed them in October 2014 as part of the third quarter 2014 distribution.

Change in Trust Corpus.  During the first six months of 2015, the trust corpus remained unchanged.

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

31*	Certification of Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its
capacity as Trustee and not in its
individual capacity or otherwise

Dated: August 13, 2015
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)