Form 10-Q
period 2015-09-30
KIEWIT ROYALTY TRUST
filed 2015-11-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended September 30, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2015 and

December 31, 2014

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,290,371	$10,454
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$1,290,371	$10,454

Liabilities
Distributions payable to unit holders	$1,290,371	$10,454

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$1,290,371	$10,454

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2015 and 2014

(unaudited)

	Three Months Ended September 30,
	2015	2014
Royalty income	$1,329,297	$1,581,366
Interest income	11	15
Trust expenses	(38,937)	(61,407)
Trust reserve	—	1,074
Distributable income	$1,290,371	$1,521,048
Distributable income per unit	$0.1021394	$0.1203986

	Nine Months Ended September 30,
	2015	2014
Royalty income	$1,908,587	$2,172,320
Interest income	14	21
Trust expenses	(127,043)	(124,645)
Trust reserve	—	4,724
Distributable income	$1,781,558	$2,052,420
Distributable income per unit	$0.1410193	$0.1624593

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2015 and 2014
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Trust corpus, beginning of year	$—	$—
Distributable income	1,781,558	2,052,420
Distributions payable to unit holders	(1,781,558)	(2,052,420)
Trust corpus	$—	$—

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

In the first nine months of fiscal years 2015 and 2014, the Trust paid an aggregate of $60,000 in Trustee fees, $20,000 for each quarter.

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

During the three-month and nine-month periods ended September 30, 2015, the Trust received a total of $1,329,297 and $1,908,587, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2015	2014
Decker Mine	$382,021	$364,880
Spring Creek Mine	947,276	1,216,486
Total Royalty Income	$1,329,297	$1,581,366

	Nine Months Ended September 30,
	2015	2014
Decker Mine	$911,311	$955,834
Spring Creek Mine	997,276	1,216,486
Total Royalty Income	$1,908,587	$2,172,320

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $382,021 during the third quarter of 2015, as compared to $364,880 received during the same period in 2014.  For the nine months ended September 30, 2015, royalty and overriding royalty amounts decreased by $44,523 or 4.7% to $911,311.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is the East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. In 2015, the first payment was made at the end of the second quarter while in 2014, the first payment was made at the beginning of the third quarter.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $947,276 during the third quarter of 2015, as compared to $1,216,486 received during the same period in 2014, a decrease of $269,210, or 22.1%.  For the nine months ended September 30, 2015, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased by $219,210 or 18.0% to $1,216,486.  The decrease resulted from a reduction in the tons of coal produced under the Spring Creek Mine leases.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the three and nine months ended September 30, 2015 and 2014, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses remained constant at $127,043 for the first nine months of 2015, as compared to $124,645 for the same period in 2014.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2015, trust expenses were $38,937, compared to $61,407 during the same three month period in 2014.  In the third quarter of 2014, the Trust paid both the second quarter and third quarter trustee fees of $20,000, resulting in a higher amount of expenses paid in that quarter as compared to the third quarter of 2015.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the receipt of royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Trust Reserves.  During the quarter ended September 30, 2015, the Trust did not establish any reserves and did not distribute funds from any reserve. During the quarter ended September 30, 2014, the Trust did not establish any reserves but did distribute funds from a previously established reserve.  During the second quarter of 2014, the Trust’s distributable income was $1,074.  Because of the small amount of distributable income, the Trust established a trust reserve of $1,074, and elected not to make a second quarter distribution to the Unit Holders.  The Trust instead elected to reserve the funds and to include such funds in the distribution for the third quarter of 2014, and as a result, the amount of distributable income for that quarter was increased by $1,074.

Change in Trust Corpus.  During the first nine months of 2015 and 2014, the trust corpus remained unchanged.

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

Dated: November 12, 2015

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)