Form 10-Q
period 2016-03-31
KIEWIT ROYALTY TRUST
filed 2016-05-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2016

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2016 and

December 31, 2015

(unaudited)

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$367,753	$2,531

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$367,753	$2,531

Liabilities
Distributions payable to unit holders	$367,753	$—
Trust reserve	—	2,531

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$367,753	$2,531

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended March 31,
	2016	2015

Royalty income	$404,669	$501,758
Interest income	3	3
Trust expenses	(39,450)	(42,764)
Trust reserve	2,531	—

Distributable income	$367,753	$458,997

Distributable income per unit	$0.0291095	$0.0363319

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended March 31,
	2016	2015

Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	367,753	458,997
Distributions payable to unit holders	(367,753)	(458,997)

Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On or about April 26, 2016, the Trust provided written notice to the unit holders that the annual trustee fee will be increasing to $100,000 annually, which will be paid at the rate of $25,000 per quarter.  The first $25,000 quarterly installment will be taken for the quarter ending September 30, 2016, and every quarter thereafter.

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

During the three month period ended March 31, 2016, the Trust received a total of $404,669 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2016	2015

Decker Mine	$404,669	$501,758
Spring Creek Mine	—	—
Total Royalty Income	$404,669	$501,758

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased by $97,089 or 19% to $404,669 during the first three months of 2016, as compared to $501,758 received during the same period in 2015.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2016 and 2015 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2016 and March 31, 2015, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased to $39,450 in the first three months of 2016 as compared to $42,764 for the same period in 2015.  This change resulted from the timing of bills received and paid by the Trust.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis.

Trust Reserves.  The Trust did not establish any trust reserves in the first quarter of 2016.  During the fourth quarter of 2015, the Trust’s distributable income was $2,531.  Because of the small amount of distributable income, the Trust established a trust reserve of $2,531, and elected not to make a fourth quarter distribution to the Unit Holders in 2015.  The Trust instead reserved the funds and paid funds in the first quarter distribution in 2016, and as a result, the amount of distributable income for the quarter was increased by $2,531.

Change in Trust Corpus.  During the first three months of 2016, the trust corpus remained unchanged.

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

31*                           Certification of Vice President pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**                    Certification of Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 12, 2016

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)