Form 10-Q
period 2016-06-30
KIEWIT ROYALTY TRUST
filed 2016-08-11
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter and Six Months Ended June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2016 and

December 31, 2015

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$27,359	$2,531
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$27,359	$2,531

Liabilities
Distributions payable to unit holders	$—	$—
Trust reserve	27,359	2,531

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$27,359	$2,531

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2016 and 2015
(unaudited)

	Three Months Ended June 30,
	2016	2015
Royalty income	$72,191	$77,532
Interest income	—	—
Trust expenses	(44,832)	(45,342)
Trust reserve	$(27,359)	—

Distributable income	$—	$32,190

Distributable income per unit	$—	$0.0025480

	Six Months Ended June 30,
	2016	2015
Royalty income	$476,860	$579,290
Interest income	3	3
Trust expenses	(84,282)	(88,106)
Trust reserve	(24,828)	—

Distributable income	$367,753	$491,187

Distributable income per unit	$0.0291095	$0.0388799

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2016 and 2015
(unaudited)

	Six Months Ended June 30,
	2016	2015
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	367,753	491,187
Distributions payable to unit holders	$(367,553)	$(491,187)

Trust corpus	$—	$—

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

During the three month and six month period ended June 30, 2016, the Trust received a total of $72,191 and $476,860, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2016	2015
Decker Mine	$22,191	$27,532
Spring Creek Mine	50,000	50,000
Total Royalty Income	$72,191	$77,532

	Six Months Ended June 30,
	2016	2015
Decker Mine	$426,860	$529,290
Spring Creek Mine	50,000	50,000
Total Royalty Income	$476,860	$579,290

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $22,191 during the second quarter of 2016, as compared to $27,532 received during the same period in 2015.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  During the six month period ended June 30, 2016, the royalty amounts decreased by $102,430, or approximately 19%, as compared to the same period in 2015.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  A royalty payment of $50,000 was received by the Trust from the Spring Creek Mine during the first six months of 2016 and a payment in the same amount of $50,000 was also received  during the first six months of 2015.  Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter.

Interest Income.  The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the six months ended June 30, 2016, and June 30, 2015, the Trust earned a nominal amount of interest, less than $1 in the recent quarter ended June 30, 2016.

Trust Expenses.  Trust expenses decreased to $84,282 for the first six months of 2016, as compared to $88,106 for the same period in 2015.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Trust expenses slightly decreased to $44,832 for the three month period ending June 30, 2016, as compared to $45,342 for the same period in 2015.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis as long as the Trust has sufficient income.

Trust Reserves.  The Trust established a trust reserve of $27,359 in the second quarter of 2016. Because of the small amount of distributable income during that period, the Trust elected not to make a second quarter distribution in 2016 and instead reserved the funds and intends to distribute them in October 2016 as part of the third quarter 2016 distribution. The Trust did not establish any trust reserves in the first six months of 2015.

Change in Trust Corpus.  During the first six months of 2016, the trust corpus remained unchanged.

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

Dated: August 11, 2016
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)