Form 10-Q
period 2016-09-30
KIEWIT ROYALTY TRUST
filed 2016-11-14
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

KIEWIT ROYALTY TRUST

FORM 10-Q

As of and for the Three and Nine Months Ended September 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2016 and

December 31, 2015

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$342,470	$2,531
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$342,470	$2,531

Liabilities
Distributions payable to unit holders	$—	$—
Trust reserve	342,470	2,531

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$342,470	$2,531

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2016 and 2015

(unaudited)

	Three Months Ended September 30,
	2016	2015
Royalty income	$362,846	$1,329,297
Interest income	3	11
Trust expenses	(47,738)	(38,937)
Trust reserve	(315,111)	—

Distributable income	$—	$1,290,371

Distributable income per unit	$—	$0.1021394

	Nine Months Ended September 30,
	2016	2015
Royalty income	$839,706	$1,908,587
Interest income	6	14
Trust expenses	(132,020)	(127,043)
Trust reserve	(339,939)	—

Distributable income	$367,753	$1,781,558

Distributable income per unit	$0.0291095	$0.1410193

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2016 and 2015
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Trust corpus, beginning of year	$—	$—
Distributable income	367,753	1,781,558
Distributions payable to unit holders	(367,753)	(1,781,558)

Trust corpus	$—	$—

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

On or about April 26, 2016, the Trust provided written notice to the unit holders that the annual trustee fee will be increasing to $100,000 annually, which will be paid at the rate of $25,000 per quarter.  The first $25,000 quarterly installment will be taken for the quarter ending December 31, 2016, and every quarter thereafter.  In the first nine months of fiscal years 2016 and 2015, the Trust paid an aggregate of $60,000 in Trustee fees, $20,000 for each quarter.

(d)                                 Subsequent Events:

On August 16, 2016, the County Court in and for Douglas County, Nebraska (the “Court”) entered an order approving the modification of the Trust’s Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the “Trust Agreement”).  The Court approved modifications to the Trust Agreement, which included permitting biannual distributions within ten days after June 30 and December 31 of each year, to the extent funds are available.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2017.

Other than the modifications to the Trust Agreement, we have evaluated the Trust activity and have concluded that there are no additional material subsequent events requiring additional disclosure or recognition in these condensed financial statements.

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

During the three-month and nine-month periods ended September 30, 2016, the Trust received a total of $362,846 and $839,706, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2016	2015
Decker Mine	$334,686	$382,021
Spring Creek Mine	28,160	947,276
Total Royalty Income	$362,846	$1,329,297

	Nine Months Ended September 30,
	2016	2015
Decker Mine	$761,546	$911,311
Spring Creek Mine	78,160	997,276
Total Royalty Income	$839,706	$1,908,587

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $334,686 during the third quarter of 2016, as compared to $382,021 received during the same period in 2015.  For the nine months ended September 30, 2016, royalty and overriding royalty amounts decreased by $149,765 or 16% to $761,546.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, as well as due to top soil covering part of one of the Decker Mines.  The mine operator believes that it is too expensive to move the top soil and further mine the impacted lease, and does not expect to mine this lease in the foreseeable future.  Seasonal fluctuations also occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $28,160 during the third quarter of 2016, as compared to $947,276 received during the same period in 2015.  For the nine months ended September 30, 2016, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $78,160, as compared to $997,276.  These substantial decreases resulted from an overpayment in royalty amounts of $127,766, which related to prior periods but was deducted from the third quarter amount due to the Trust, as well as from a reduction in the tons of coal produced under the Spring Creek Mine leases.  The operator of the Spring Creek Mine has indicated that it has scaled back production because of the decrease in the coal market and coal prices.  Because of the current market conditions, the operator anticipated 18 million ton capacity but only has approximately 8 — 10 million ton capacity.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the three and nine months ended September 30, 2016 and 2015, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased slightly to $132,020 for the first nine months of 2016, as compared to $127,043 for the same period in 2015.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2016, trust expenses were $47,738, compared to $38,937 during the same three month period in 2015.  In the third quarter of 2016, the Trust incurred additional professional expenses for regulatory filings and for the modifications to the Trust Agreement (as further described in Part II, Item 5).

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the receipt of royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders twice per year within ten days after June 30 and December 31 as long as the Trust has sufficient income.

Trust Reserves.  During the quarter ended September 30, 2015, the Trust did not establish any reserves and did not distribute funds from any reserve.  During the quarter ended September 30, 2016, the Trust established a reserve in the amount of $315,111, in accordance with the recent modifications to the Trust Agreement.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2017.

Change in Trust Corpus.  During the first nine months of 2016 and 2015, the trust corpus remained unchanged.

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

Item 5. Other Information.

On August 16, 2016, the County Court in and for Douglas County, Nebraska (the “Court”) entered an order approving the modification of the Trust’s Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the “Trust Agreement”).  The Court approved modifications to the Trust Agreement, which included permitting biannual distributions within ten days after June 30 and December 31 of each year, to the extent funds are available.  Historically, the Trust paid quarterly distributions after the end of each calendar quarter; however, because of the overall decrease in income from the coal leases, the Trust believes that fewer payments are more efficient and better utilize the Trust’s resources.  A copy of the Order Approving Modification of Trust Agreement is filed with this Form 10-Q.

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

4.3*                        Order dated August 16, 2016, of the County Court of Douglas County, Nebraska.

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

Dated: November 14, 2016
		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)