Form 10-K
period 2016-12-31
KIEWIT ROYALTY TRUST
filed 2017-03-30
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The Coal Royalties were conveyed by the Trustor to the Trust for the benefit of the holders of record of the Trustor’s Class B and Class C common stock as of June 10, 1982. Ownership of beneficial interests in the Trust is represented by 12,633,432 units of beneficial interest (hereinafter referred to as “Units”). The Trust is a purely ministerial trust which generally distributes the available revenues generated by the Coal Royalties, net of the Trust’s expenses, to the holders of Units. Trust expenses include but are not limited to, fees of the Trustee, and compensation paid to geologists, engineers, accountants, attorneys, or other professionals that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

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

The following chart sets forth the actual total amount of coal production for which royalties were earned during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2016	2015

Decker Mine	2,756,448	3,447,656
Spring Creek Mine	1,176,833	5,953,082
Total	3,933,281	9,400,738

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. The Decker coal mine is in the northwest of the Powder River Basin, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming.  The Decker Mine is solely owned and operated by Lighthouse Resources Inc. (formerly known as Ambre Energy North America, Inc.) and has been since 2014.  Also in 2014, signaling its focus on projects in the United States, Ambre Energy North America,

Inc. separated from its Australian parent company, Ambre Energy Limited, when longtime investor Resource Capital Funds became the majority owner of Ambre Energy North America, Inc.  Lighthouse Resources Inc. is privately held and headquartered in Salt Lake City, Utah.  The Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2016, are set forth in the table below, of which the accompanying notes are an integral part:

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming and owned by Cloud Peak Energy.  The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2016, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(5)

M-069782(4)	United States	10.75%

(4)   The operator of this lease has indicated that it expects mining to continue but that the mine is being depleted.  See the table on “Tons of Coal Produced” on page 1 of this Form 10-K.  Production for this mine is expected to be lower in 2017.

(5)   Under the terms of the lease, the Trust receives a royalty payment equivalent to 10.75% of the applicable production royalties paid to the United States.  The royalties paid to the United States are based on sales and fluctuate based on the value of coal.

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

Financial Information about Geographic Areas. All of the Trust’s 2016 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2017, there were approximately 1,071 separate holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2016 and 2015:

2016
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2016	April 6, 2016	$367,753	$0.029109
June 30, 2016(1)	Not applicable	—	—
September 30, 2016(2)	Not applicable	—	—
December 31, 2016	January 6, 2017	338,314	0.026779
		$706,067	$0.055888

(1)   The Trust elected not to make any distributions during the second quarter of 2016.  For additional information on the second quarter, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)   Historically, the Trust made quarterly distributions to the extent funds were available.  On August 16, 2016, the County Court in and for Douglas County, Nebraska (the “Court”) entered an order approving the modification of the Trust’s Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the “Trust Indenture”).  The Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved $315,111 for distribution at the time of the next distribution.  These funds, along with the funds reserved from the second quarter in the amount of $27,359 (less certain expenses), were paid in January 2017 and are reflected in the fourth quarter distribution amount in the table above.

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

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses.  During 2016, royalty income decreased by $1,072,825 to $884,665 from $1,957,490 in 2015, and distributable income decreased by $1,075,491 to $706,067.  These decreases were attributable to less coal production at the mines as well as an adjustment relating to an overpayment by the Spring Creek Mine.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2016	2015
Decker Mine	$806,505	$960,214
Spring Creek Mine	78,160	997,276
Total	$884,665	$1,957,490

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $806,505 in 2016 from $960,214 in 2015, a decrease of $153,709, or 16%.  This change resulted from fewer tons of coal produced.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $78,160 in 2016 from $997,276 in 2015, a decrease of $919,116, or 92%.  The decrease in the amount of royalties resulted from an overpayment by the Spring Creek Mine to the Trust in the amount of $127,766.37, which was deducted from the amount payable to the Trust in 2016.   The overpayment related to payments made  from July 2011 through June 2014.  A general decrease in the amount of coal produced at the Spring Creek Mine also impacted the amount of royalties paid to the Trust.  The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Spring Creek Mine lease with the Trust.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the years ended December 31, 2016 and 2015, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased to $181,164 in 2016 from $173,417 in 2015.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2016 and 2015, the Trust paid an aggregate of $85,000 and $80,000, respectively, in Trustee fees per year.  For each of the quarters in 2015 and the first three quarters in 2016, the Trustee’s quarterly fee was $20,000.  In April 2016, the Trust provided notice to the Unit Holders that the Trustee’s annual fee was increasing to $100,000 and in the fourth quarter of 2016, the Trust paid a quarterly fee of $25,000 to the Trustee.  Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources.  The Trust’s primary source of capital is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a biannual basis.  Prior to the third quarter of 2016, the Trust made quarterly distributions to the Unit Holders.  In 2016, the Trust established reserves in the second and third quarters in the amount of $27,359 and $315,111, respectively.  These reserved amounts were paid in January 2017.

Pursuant to the terms of the Trust Indenture, the Trust shall terminate upon the first to occur of certain events, including at such time that the Trust’s net revenues for each of the three successive years are less than $1 million per year.  In 2016, the Trust’s distributable income was less than $1 million.  The Trust may be terminated if its net revenues do not meet the $1 million threshold in 2017 and 2018.

Trust Reserves.  During the second quarter of 2016 and fourth quarter of 2015, the Trust’s distributable income was $27,359 and $2,531, respectively.  Due to the small amounts of distributable income in these quarters and the cost and administrative burden associated with making distributions, the Trust elected to not make distributions in these quarters.  The funds were reserved for and the $2,531 was included in the Trust’s first quarter 2016 distribution.  The Trust included the $27,359 in its first quarter 2017 distribution (which distribution also included the $315,111 amount reserved from the third quarter 2016, resulting from the change in distribution periods under the Trust Indenture).  Going forward, the Trust will pay biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2016 and 2015:

(1)                                 Report of Independent Registered Public Accounting Firm

(2)                                 Statements of Assets, Liabilities and Trust Corpus as of December 31, 2016 and 2015

(3)                                 Statements of Distributable Income for the years ended December 31, 2016 and 2015

(4)                                 Statements of Changes in Trust Corpus for the years ended December 31, 2016 and 2015

(5)                                 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Trustee.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Kiewit Royalty Trust as of December 31, 2016 and 2015, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2016, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 30, 2017

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2016 and 2015

	2016	2015
Assets
Cash and cash equivalents	$338,314	$2,531
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$338,314	$2,531

Liabilities
Distributions payable to unit holders	$338,314	$—
Trust reserve	—	2,531

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$338,314	$2,531

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2016 and 2015

	2016	2015

Royalty income	$884,665	$1,957,490
Interest income	35	16
Trust expenses	(181,164)	(173,417)
Trust reserve	2,531	(2,531)

Distributable income	$706,067	$1,781,558

Distributable income per unit	$0.055888	$0.141019

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended December 31, 2016 and 2015

	2016	2015

Trust corpus, beginning of year	$—	$—
Distributable income	706,067	1,781,558
Distributions payable to unit holders	(706,067)	(1,781,558)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

(c)           Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”).  Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee an annual fee of $80,000 for fiscal year 2015 and prorated such fee for the first three quarters of 2016.  On or about April 26, 2016, the Trust provided written notice to the Unit Holders that the annual trustee fee will increase to $100,000 annually which will be paid at the rate of $25,000 per quarter.  The Trustee was paid $25,000 for the fourth quarter of 2016.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee each quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2016 and 2015, the Trust paid an aggregate of $85,000 and $80,000, respectively, in Trustee fees per year.

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

4.                                      Distributions to Unit Holders:

The amounts to be distributed to Unit Holders (“distribution amount”) were determined on a quarterly basis historically and for the first half of 2016.  Commencing with the quarter ended September 30, 2016, the Trust determines distributions after the second and fourth quarters.  The distribution amount is the excess of (i) the cash received during the applicable period which is attributable to royalties plus any decrease in cash reserves, plus any other cash receipts of the Trust during the period over (ii) the liabilities of the Trust paid during the period, plus any increase in cash reserves.  The distribution amount is payable to Unit Holders of record as of the last business day of each period.  If paid, the cash distributions are made biannually within the first ten days of January and July.

5.                                      Income Taxes:

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a “grantor trust” which is not a taxable entity.

6.                                      Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2016:
March 31, 2016	$404,669	$367,753	$0.029109
June 30, 2016(1)	72,191	—	—
September 30, 2016(2)	362,846	—	—
December 31, 2016	44,959	338,314	0.026779
	$884,665	$706,067	$0.055888

(1)   The Trust elected not to make any distributions during the second quarter of 2016.  For additional information on the second quarter, see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)   Historically, the Trust made quarterly distributions to the extent funds were available.  On August 16, 2016, the Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved $315,111 for distribution at the time of the next distribution.  These funds, along with the funds reserved from the second quarter in the amount of $27,359 (less certain expenses), were paid in January 2017 and are reflected in the fourth quarter distribution amount in the table above.

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2015:
March 31, 2015	$501,758	$458,997	$0.036332
June 30, 2015	77,532	32,190	0.002548
September 30, 2015	1,329,297	1,290,371	0.102139
December 31, 2015	48,903	—	—
	$1,957,490	$1,781,558	$0.141019

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2016 the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

Luke H. Paladino, age 39, is currently a Vice President with U.S. Bank N.A. and has been since December 2016. He also previously served in that position from March 2014 through November 2016.  Prior his current position, Mr. Paladino was an Assistant Vice President and Trust Officer from September 2007 — March 2014 in the Private Client Group. Mr. Paladino was the Trust Officer responsible for the Trust from January 2008 through November 2016. From 2005 through 2007, he served as Principal of Paladino Legal Group P.C., a law firm located in Omaha, Nebraska.  Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units.  Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2016, with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Trust does not have any officers or employees. Certain services are provided to the Trust by officers and employees of the Trustee. However, none of employees of the Trustee that perform the functions of the Trust’s officers receive any compensation from the Trust and the Trustee does not receive reimbursement from the Trust for any portion of the compensation paid to such employees.  The Trust pays the Trustee an administrative fee of $100,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2017, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2017. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2016, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and 2015 are as follows:

	Fiscal 2016	Fiscal 2015
Audit fees	$46,800	$52,000
All other fees	—	—
Total:	$46,800	$52,000

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.  Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and 2015.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.                                      The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2016 and 2015

Statements of Distributable Income for the years ended December 31, 2016 and 2015

Statements of Changes in Trust Corpus for the years ended December 31, 2016 and 2015

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

4.3                               Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016, and incorporated herein by reference).

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2017	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Registrant has no directors or executive officers.)