Form 10-Q
period 2017-03-31
KIEWIT ROYALTY TRUST
filed 2017-05-11
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark it the registrant has elected not to use the extended transition period for complying with with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2017

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2017 and

December 31, 2016

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$374,712	$338,314

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$374,712	$338,314

Liabilities
Distributions payable to unit holders	$—	$338,314
Trust reserve	374,712	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$374,712	$338,314

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2017 and 2016
(unaudited)

	Three Months Ended March 31,
	2017	2016
Royalty income	$404,607	$404,669
Interest income	96	3
Trust expenses	(29,991)	(39,450)
Trust reserve	(374,712)	2,531
Distributable income	$—	$367,753
Distributable income per unit	$—	$0.0291095

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2017 and 2016
(unaudited)

	Three Months Ended March 31,
	2017	2016
Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	374,712	367,753
Distributions payable to unit holders	—	(367,753)
Trust reserve	(374,712)	—
Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

On or about April 26, 2016, the Trust provided written notice to the unit holders that the annual trustee fee will be increasing to $100,000 annually, which will be paid at the rate of $25,000 per quarter.  The first $25,000 quarterly installment was paid for the quarter ending September 30, 2016.

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

During the three month period ended March 31, 2017, the Trust received a total of $404,607 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2017	2016
Decker Mine	$404,607	$404,669
Spring Creek Mine	—	—
Total Royalty Income	$404,607	$404,669

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine during the first three months of 2017, remained substantially the same at $404,607 as compared to $404,669 received during the same period in 2016.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  The slight changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2017 and 2016 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2017 and March 31, 2016, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased to $29,991 in the first three months of 2017 as compared to $39,450 for the same period in 2016.  This change resulted from the timing of bills received and paid by the Trust.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis.  Prior to third quarter of 2016, the Trust made quarterly distributions to the Unit Holders.

Trust Reserves.  During the first quarter of 2017, the Trust’s distributable income was $374,712, which amount was reserved to be paid within 10 days of June 30, which is the Trust’s next distribution payment date.   The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available. The Trust did not establish any trust reserves in the first quarter of 2016.

Change in Trust Corpus.  During the first three months of 2017, the trust corpus remained unchanged.

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

4.3                               Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016, and incorporated herein by reference.)

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

Dated: May 11, 2017

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)