Form 10-Q
period 2017-06-30
KIEWIT ROYALTY TRUST
filed 2017-08-10
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark it the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Six Months Ended June 30, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2017 and

December 31, 2016

(unaudited)

	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$416,349	$338,314
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$416,349	$338,314

Liabilities
Distributions payable to unit holders	$416,349	$338,314

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$416,349	$338,314

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2017 and 2016
(unaudited)

	Three Months Ended June 30,
	2017	2016

Royalty income	$98,285	$72,191
Interest income	385	—
Trust expenses	(57,032)	(44,832)
Trust reserve	—	(27,359)

Distributable income	$41,638	$—

Distributable income per unit	$0.0032959	$—

	Six Months Ended June 30,
	2017	2016

Royalty income	$502,891	$476,860
Interest income	481	3
Trust expenses	(87,023)	(84,282)
Trust reserve	—	(24,828)

Distributable income	$416,349	$367,753

Distributable income per unit	$0.0329561	$0.0291095

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2017 and 2016
(unaudited)

	Six Months Ended June 30,
	2017	2016

Trust corpus, beginning of year	$—	$—
Amortization of royalty interest	—	—
Distributable income	416,349	367,753
Distributions payable to unit holders	(416,349)	(367,753)

Trust corpus	$—	$—

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

(c)                                  Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee.  Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee a quarterly fee for the first three quarters of 2016 of $20,000 each quarter (based on an annual fee of $80,000 payable quarterly).  In April 2016, the Trust provided written notice to the Unit Holders that the annual trustee fee was increasing to an annual fee of $100,000.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  The first $25,000 quarterly payment was made in the fourth quarter of 2016.

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

During the three month and six month periods ended June 30, 2017, the Trust received a total of $98,285 and $502,891, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2017	2016

Decker Mine	$48,285	$22,191
Spring Creek Mine	50,000	50,000
Total Royalty Income	$98,285	$72,191

	Six Months Ended June 30,
	2017	2016

Decker Mine	$452,891	$426,860
Spring Creek Mine	50,000	50,000
Total Royalty Income	$502,891	$476,860

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $48,285 during the second quarter of 2017, as compared to $22,191 received during the same period in 2016.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.  During the six month period ended June 30, 2017, the royalty amounts increased by $26,031, or approximately 6%, as compared to the same period in 2016.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, as well as due to higher coal prices.  For the first six months of 2016, the Decker Mines sold 1,216,573 tons of coal as compared to 2,081,509 tons of coal for the first six months of 2017.  In addition the additional tons sold, the Decker Mines received higher coal prices for exported coal.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  A royalty payment of $50,000 was received by the Trust from the Spring Creek Mine during the first six months of 2017 and a payment in the same amount was also received during the first six months of 2016.  Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter.

Interest Income.  The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the six months ended June 30, 2017, the Trust earned $481 of interest compared to $3 of interest earned during the six months ended June 30, 2016.  The increase in interest resulted from the trust reserve amount being held in the account during this period.

Trust Expenses.  Trust expenses increased slightly to $87,023 for the first six months of 2017, as compared to $84,282 for the same period in 2016.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Trust expenses increased to $57,032 for the three month period ending June 30, 2017, as compared to $44,832 for the same period in 2016.  This increase was due to timing of when the Trust paid its expenses and the increase in Trustee fees.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis as long as the Trust has sufficient income.

Trust Reserves.  The Trust did not establish any trust reserves in the second quarter of 2017.  During the first quarter of 2017, the Trust established a reserve in the amount of $374,712.  The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.  The Trust established a trust reserve of $27,359 in the second quarter of 2016, and did not make a distribution that quarter.  In 2016, the Trust paid distributions on a quarterly basis to the extent funds were available.

Change in Trust Corpus.  During the first six months of 2017, the trust corpus remained unchanged.

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

4.3                               Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 for the Trust’s Form 10-Q with the Securities and Exchange Commission on November 14, 2016 and incorporated herein by reference).

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

Dated: August 10, 2017

		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)