Form 10-Q
period 2017-09-30
KIEWIT ROYALTY TRUST
filed 2017-11-09
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

KIEWIT ROYALTY TRUST

FORM 10-Q

As of and for the Three and Nine Months Ended September 30, 2017

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2017 and

December 31, 2016

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$632,514	$338,314
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$632,514	$338,314

Liabilities
Distributions payable to unit holders	$—	$338,314
Trust reserve	632,514	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$632,514	$338,314

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2017 and 2016

(unaudited)

	Three Months Ended September 30,
	2017	2016
Royalty income	$684,737	$362,846
Interest income	576	3
Trust expenses	(52,799)	(47,738)
Trust reserve	(632,514)	(315,111)
Distributable income	$—	$—
Distributable income per unit	$—	$—

	Nine Months Ended September 30,
	2017	2016
Royalty income	$1,187,628	$839,706
Interest income	1,057	6
Trust expenses	(139,822)	(132,020)
Trust reserve	(632,514)	(339,939)
Distributable income	$416,349	$367,753
Distributable income per unit	$0.0329561	$0.0291095

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2017 and 2016
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Trust corpus, beginning of year	$—	$—
Distributable income	416,349	367,753
Distributions payable to unit holders	(416,349)	(367,753)
Trust corpus	$—	$—

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

During the three-month and nine-month periods ended September 30, 2017, the Trust received a total of $684,737 and $1,187,628, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2017	2016
Decker Mine	$522,913	$334,686
Spring Creek Mine	161,824	28,160
Total Royalty Income	$684,737	$362,846

	Nine Months Ended September 30,
	2017	2016
Decker Mine	$975,804	$761,546
Spring Creek Mine	211,824	78,160
Total Royalty Income	$1,187,628	$839,706

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $522,913 during the third quarter of 2017, as compared to $334,686 received during the same period in 2016.  For the nine months ended September 30, 2017, royalty and overriding royalty amounts increased by $214,258 or 28% to $975,804.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the nine month period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations also occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.  Although the mine operator has indicated that it does not expect to mine this lease indefinitely, the amount of coal mined is difficult to predict from period to period.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $161,824 during the third quarter of 2017, as compared to $28,160 received during the same period in 2016.  For the nine months ended September 30, 2017, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine increased to $211,824, as compared to $78,160.  The mining at this lease was consistent year over year; however, during the third quarter of 2016, the royalty income received by the Trust was reduced by $127,755 because of overpayments received by the Trust in prior periods.  The operator of the Spring Creek Mine has indicated that it has scaled back production because of the decrease in the coal market and coal prices.  Because of the current market conditions, the operator anticipated 18 million ton capacity but only has approximately 8 — 10 million ton capacity.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the three and nine months ended September 30, 2017 and 2016, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased slightly to $139,822 for the first nine months of 2017, as compared to $132,020 for the same period in 2016.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2017, trust expenses were $52,799, compared to $47,738 during the same three month period in 2016.

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

Trust Reserves.  During the quarter ended September 30, 2017, the Trust established a reserve in the amount of $632,514.  Accordingly, the Trust did not pay a distribution for the third quarter of 2017 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2018.  During the quarter ended September 30, 2016, the Trust established a reserve in the amount of $315,111, and the Trust did not pay a distribution for the third quarter of 2016 and instead reserved the amount for distribution in January 2017.

Change in Trust Corpus.  During the first nine months of 2017 and 2016, the trust corpus remained unchanged.

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

4.3

Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.3 to the Trust’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016 and incorporated herein by reference).

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

Dated: November 9, 2017		By:	/s/ Luke H. Paladino
Luke H. Paladino, Vice President

(The Trust does not have a principal financial or chief accounting officer or any other officers.)