Form 10-K
period 2017-12-31
KIEWIT ROYALTY TRUST
filed 2018-03-30
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The following chart sets forth the actual total amount of coal production for which royalties were earned during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2017	2016

Decker Mine	4,128,543	2,756,448
Spring Creek Mine	1,229,618	1,176,833
Total	5,358,161	3,933,281

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. The Decker coal mine is in the northwest of the Powder River Basin, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming.  The Decker Mine is solely owned and operated by Lighthouse Resources Inc. (formerly known as Ambre Energy North America, Inc.) and has been since 2014.  Also in 2014, signaling its focus on projects in the United States, Ambre Energy North America,

Inc. separated from its Australian parent company, Ambre Energy Limited, when longtime investor Resource Capital Funds became the majority owner of Ambre Energy North America, Inc.  Lighthouse Resources Inc. is privately held and headquartered in Salt Lake City, Utah.  The Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2017, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)	Tons of Coal Produced In 2017

M-073093(2)	United States	5 cents per ton	4,074,208
M-061685(2)	United States	10 cents per ton	—
M-057934(2)	United States	10 cents per ton	24,130
C-1085-93(3)	Montana	10 cents per ton	—
C-1087-95(3)	Montana	10 cents per ton	30,205
C-1095-97(3)	Montana	5 cents per ton	—

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming and owned by Cloud Peak Energy.  The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2017, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(5)	Tons of Coal Produced In 2017

M-069782(4)	United States	10.75%	1,229,618

(4)         The operator of this lease has indicated that it expects mining to continue but that the mine is being depleted.  See the table on “Tons of Coal Produced” on page 1 of this Form 10-K.  Production for this mine is expected to be lower in 2018.

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

Financial Information about Geographic Areas. All of the Trust’s 2017 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2018, there were approximately 1,071 separate holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed to Unit Holders. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2017 and 2016:

2017

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2017(1)	Not applicable	$—	$—
June 30, 2017(2)	July 6, 2017	416,349	0.032956
September 30, 2017(1) (2)	Not applicable	—	—
December 31, 2017	January 4, 2018	651,510	0.051570
		$1,067,859	$0.084526

(1)         On August 16, 2016, the County Court in and for Douglas County, Nebraska (the “Court”) entered an order approving the modification of the Trust’s Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the “Trust Indenture”).  The Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Because of these modifications to the Trust Indenture, the Trust did not pay distributions for the first or third quarters of 2017.

(2)         The Trust reserved $374,712 in the first quarter and distributed these funds in July 2017 and reserved $632,514 in the third quarter and distributed these funds in January 2018.

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

(2)         Historically, the Trust made quarterly distributions to the extent funds were available until August 16, 2016, when the Court approved the modifications to the Trust Indenture referenced above.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved $315,111 for distribution at the time of the next distribution.  These funds, along with the funds reserved from the second quarter in the amount of $27,359 (less certain expenses), were paid in January 2017 and are reflected in the fourth quarter distribution amount in the table above.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses.  During 2017, royalty income increased by $357,207 to $1,241,872 from $884,665 in 2016, and distributable income also increased by $361,792 to $1,067,859 from $706,067 in 2016.  These increases were attributable to increased coal production at the mines as well as an adjustment relating to an overpayment by the Spring Creek Mine in 2016, which negatively impacted distributable income for 2016.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2017	2016

Decker Mine	$1,030,048	$806,505
Spring Creek Mine	211,824	78,160
Total	$1,241,872	$884,665

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $1,030,048 in 2017 from $806,505 in 2016, an increase of $223,543, or 28%.  This change resulted from additional tons of coal produced as well as fluctuations in coal price.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine increased to $211,824 in 2017 from $78,160 in 2016, an increase of $133,664.   In 2017, the amount of coal produced at the Spring Creek Mine increased by approximately 4% as compared to 2016; however, the disparity in the royalties received by the Trust resulted from an overpayment by the Spring Creek Mine to the

Trust in the amount of $127,766, which amount was deducted from the amount payable to the Trust in 2016.  The overpayment related to payments made to the Trust from July 2011 through June 2014.  For the past several years, a general decrease in the amount of coal produced at the Spring Creek Mine has impacted the amount of royalties paid to the Trust.  The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Spring Creek Mine lease with the Trust.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the years ended December 31, 2017 and 2016, the Trust earned a nominal amount of interest although the amount of interest has increased in recent years because of the timing of the distribution payments.

Trust Expenses.  Trust expenses decreased slightly to $176,218 in 2017 from $181,164 in 2016.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2017 and 2016, the Trust paid an aggregate of $100,000 and $85,000, respectively, in Trustee fees per year.  For each of the first three quarters in 2016, the Trustee’s quarterly fee was $20,000.  In April 2016, the Trust provided notice to the Unit Holders that the Trustee’s annual fee was increasing to $100,000 and in the fourth quarter of 2016, the Trust paid a quarterly fee of $25,000 to the Trustee.  Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources.  The Trust’s primary source of capital is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a biannual basis.  Prior to the third quarter of 2016, the Trust made quarterly distributions to the Unit Holders to the extent funds were available in a meaningful amount.

Pursuant to the terms of the Trust Indenture, the Trust shall terminate upon the first to occur of certain events, including at such time that the Trust’s net revenues for each of the three successive years are less than $1 million per year.  In 2016, the Trust’s distributable income was less than $1 million; however, the Trust’s distributable income exceeded $1 million in 2017.

Trust Reserves.  During the second quarter of 2016, the Trust’s distributable income was $27,359.  Due to the small amount of distributable income in this quarter and the cost and administrative burden associated with making distributions, the Trust elected to not make a distribution in such quarter.  The funds were reserved, and the Trust included the $27,359 in its first quarter 2017 distribution (which distribution also included the $315,111 amount reserved from the third quarter 2016, resulting from the change in distribution periods under the Trust Indenture).  Commencing with the quarter ended December 31, 2016, the Trust pays biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Consistent with the modifications to the Trust Indenture, the Trust established reserves in the first and third quarters of 2017 in the amount of $374,712 and $632,514, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2017 and 2016:

(1)                                 Report of Independent Registered Public Accounting Firm

(2)                                 Statements of Assets, Liabilities and Trust Corpus as of December 31, 2017 and 2016

(3)                                 Statements of Distributable Income for the years ended December 31, 2017 and 2016

(4)                                 Statements of Changes in Trust Corpus for the years ended December 31, 2017 and 2016

(5)                                 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2017 and 2016, the related statements of distributable income and changes in trust corpus for years then ended.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and changes in trust corpus for each of the two years in the period ended December 31, 2017, on the basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 1, the financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 30, 2018

We have served as the Trust’s auditor since 2008.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2017 and 2016

	2017	2016
Assets
Cash and cash equivalents	$651,510	$338,314
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$651,510	$338,314

Liabilities
Distributions payable to unit holders	$651,510	$338,314

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$651,510	$338,314

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2017 and 2016

	2017	2016

Royalty income	$1,241,872	$884,665
Interest income	2,205	35
Trust expenses	(176,218)	(181,164)
Trust reserve	—	2,531

Distributable income	$1,067,859	$706,067

Distributable income per unit	$0.084526	$0.055888

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended December 31, 2017 and 2016

	2017	2016

Trust corpus, beginning of year	$—	$—
Distributable income	1,067,859	706,067
Distributions payable to unit holders	(1,067,859)	(706,067)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

(c)                                  Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”).  Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee an annual fee of $80,000 for fiscal year 2015 and prorated such fee for the first three quarters of 2016.  On or about April 26, 2016, the Trust provided written notice to the Unit Holders that the annual trustee fee will increase to $100,000 annually which will be paid at the rate of $25,000 per quarter.  The Trustee was paid $25,000 for the fourth quarter of 2016.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee each quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2017 and 2016, the Trust paid an aggregate of $100,000 and $85,000, respectively, in Trustee fees per year.

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

6.                                      Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2017:
March 31, 2017*	$404,607	$—	$—
June 30, 2017	98,285	416,349	0.032956
September 30, 2017*	684,737	—	—
December 31, 2017	54,243	651,510	0.051570
	$1,241,872	$1,067,859	$0.084526

(1)         The Trust no longer makes quarterly distributions.  Instead, the Trust makes biannual distributions within 10 days after the quarters ending June 30 and December 31 of each year.

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

(2)         Historically, the Trust made quarterly distributions to the extent funds were available.  On August 16, 2016, the Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Accordingly, the Trust did not pay a distribution for the third quarter of 2016 and instead reserved $315,111 for distribution at the time of the next distribution.  These funds, along with the funds reserved from the second quarter in the amount of $27,359, were paid in January 2017 and are reflected in the fourth quarter distribution amount in the table above.

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

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2017 the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Board of Directors. The Trust is administered by officers and employees of the Trustee and has no Board of Directors or any committees.  While there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the following officer of the Trustee currently acts as the chief executive officer and chief financial officer of the Trust:

Wood A. Hull, age 63, was designated to perform the necessary functions of the Trust on behalf of the Trustee effective March 12, 2018.  Mr. Hull is the Senior Managing Director of the Wealth Management Group at the Trustee and has served in this position since 2006.  Prior to that, Mr. Hull served as a Trust Officer and Relationship Manager at the Trustee from 1986 - 2006.  Mr. Hull holds a Bachelor of Arts degree in psychology and Juris Doctorate degree in law from Creighton University in Omaha, Nebraska.

Prior to Mr. Hull’s appointment, the following officer of the Trustee acted as chief executive officer and chief financial officer of the Trust:

Luke H. Paladino, age 40, served as a Vice President with U.S. Bank N.A. from December 12, 2016 — March 12, 2018.  He also previously served in that position from March 2014 through November 2016.  Prior to that position, Mr. Paladino was an Assistant Vice President and Trust Officer from September 2007 — March 2014 in the Wealth Management Group (formerly known as the Private Client Group). Mr. Paladino was the Trust Officer responsible for the Trust from January 2008 through November 2016 and then again from December 2016 through March 12, 2018.  Mr. Paladino resigned from his position with the Trustee and no longer is providing any services to the Trust.  Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units.  Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2017, with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2018, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2018. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2017, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2017 and 2016 are as follows:

	Fiscal 2017	Fiscal 2016
Audit fees	$27,100	$46,800
All other fees	—	—
Total:	$27,100	$46,800

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.  Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2017 and 2016.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.                                      The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2017 and 2016

Statements of Distributable Income for the years ended December 31, 2017 and 2016

Statements of Changes in Trust Corpus for the years ended December 31, 2017 and 2016

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

31*	Certification of Senior Managing Director pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32**	Certification of Senior Managing Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 30, 2018	KIEWIT ROYALTY TRUST

By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Wood A. Hull
Wood A. Hull, Senior Managing Director

(The Registrant has no directors or executive officers.)