Form 10-Q
period 2018-03-31
KIEWIT ROYALTY TRUST
filed 2018-05-10
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2018

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2018 and

December 31, 2017

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$499,688	$651,510
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$499,688	$651,510

Liabilities
Distributions payable to unit holders	$—	$651,510
Trust reserve	499,688	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$499,688	$651,510

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2018 and 2017
(unaudited)

	Three Months Ended March 31,
	2018	2017
Royalty income	$542,042	$404,607
Interest income	646	96
Trust expenses	(43,000)	(29,991)
Trust reserve	(499,688)	(374,712)
Distributable income	$—	$—
Distributable income per unit	$—	$—

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2018 and 2017
(unaudited)

	Three Months Ended March 31,
	2018	2017
Trust corpus, beginning of year	$—	$—
Distributable income	499,688	374,712
Distributions payable to unit holders	—	—
Trust reserve	(499,688)	(374,712)
Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

(c)                                  Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee.  Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee of $100,000.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments.

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

During the three month period ended March 31, 2018, the Trust received a total of $542,042 of royalty and overriding royalty payments. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2018	2017
Decker Mine	$542,042	$404,607
Spring Creek Mine	—	—
Total Royalty Income	$542,042	$404,607

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine during the first three months of 2018, increased by $137,435 or 34% to $542,042 as compared to $404,607 received during the same period in 2017.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The  changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2018 and 2017 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.

Interest Income.  During the three months ended March 31, 2018 and March 31, 2017, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses increased by $13,009 to $43,000 in the first three months of 2018 as compared to $29,991 for the same period in 2017.  This change resulted from the timing of bills received and paid by the Trust.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis.

Trust Reserves.  During the first quarter of 2018, the Trust’s distributable income was $499,688, which amount was reserved to be paid within 10 days of June 30, which is the Trust’s next distribution payment date.  During the first quarter of 2017, the Trust’s distributable income was $374,712 and was paid to Unit Holders in July 2017.   The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus.  During the first three months of 2018, the trust corpus remained unchanged.

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

31*	Certification of Senior Managing Director pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Senior Managing Director pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise
Dated: May 10, 2018
		By:	/s/ Wood Hull
Wood Hull, Senior Managing Director

(The Trust does not have a principal financial or chief accounting officer or any other officers.)