Form 10-Q
period 2018-06-30
KIEWIT ROYALTY TRUST
filed 2018-08-09
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Six Months Ended June 30, 2018

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2018 and

December 31, 2017

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$526,968	$651,510
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$526,968	$651,510

Liabilities
Distributions payable to unit holders	$526,968	$651,510

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$526,968	$651,510

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2018 and 2017
(unaudited)

	Three Months Ended June 30,
	2018	2017

Royalty income	$87,261	$98,285
Interest income	1,648	385
Trust expenses	(61,629)	(57,032)

Distributable income	$27,280	$41,638

Distributable income per unit	$0.0021593	$0.0032959

	Six Months Ended June 30,
	2018	2017

Royalty income	$629,303	$502,891
Interest income	2,294	481
Trust expenses	(104,629)	(87,023)

Distributable income	$526,968	$416,349

Distributable income per unit	$0.0417122	$0.0329561

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the six months ended June 30, 2018 and 2017
(unaudited)

	Six Months Ended June 30,
	2018	2017

Trust corpus, beginning of year	$—	$—
Distributable income	526,968	416,349
Distributions payable to unit holders	(526,968)	(416,349)

Trust corpus	$—	$—

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

During the three month and six month periods ended June 30, 2018, the Trust received a total of $87,261 and $629,303, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2018	2017

Decker Mine	$37,261	$48,285
Spring Creek Mine	50,000	50,000
Total Royalty Income	$87,261	$98,285

	Six Months Ended June 30,
	2018	2017
Decker Mine	$579,303	$452,891
Spring Creek Mine	50,000	50,000
Total Royalty Income	$629,303	$502,891

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $37,261 during the second quarter of 2018, as compared to $48,285 received during the same period in 2017.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.   During the six month period ended June 30, 2018, the royalty amounts increased by $126,412, or approximately 28%, as compared to the same period in 2017.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, and increasing coal prices.  For the first six months of 2018, the Decker Mines sold 1,858,650 tons of coal as compared to 1,216,573 tons of coal for the first six months of 2017.  Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  A royalty payment of $50,000 was received by the Trust from the Spring Creek Mine during the first six months of 2018 and a payment in the same amount was also received during the first six months of 2017.  Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter.

Interest Income.  The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the six months ended June 30, 2018, the Trust earned $2,294 of interest compared to $481 of interest earned during the six months ended June 30, 2017.  The increase in interest resulted from the trust reserve amount being held in the account during this period as well as from the rising interest rates.

Trust Expenses.  Trust expenses increased to $104,629 for the first six months of 2018, as compared to $87,023 for the same period in 2017.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  Trust expenses increased to $61,629 for the three month period ending June 30, 2018, as compared to $57,032 for the same period in 2017.  This increase was due to timing of when the Trust paid its expenses, the increase in Trustee fees, and the general increase of fees for other professionals.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a quarterly basis as long as the Trust has sufficient income.

Trust Reserves.  The Trust did not establish any trust reserves in the second quarter of 2017 or 2018.  During the first quarter of 2018, the Trust established a reserve in the amount of $499,688, and during the first quarter of 2017, the Trust established a reserve in the amount of $374,712.  These reserves were established to hold the funds until the next biannual payment anticipated at the end of the second quarter.  The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus.  During the first six months of 2018 and 2017, the trust corpus remained unchanged.

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

4.3

Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.3 for the Trust’s Form 10-Q with the Securities and Exchange Commission on November 14, 2016 and incorporated herein by reference).

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

Dated: August 9, 2018

		By:	/s/ Wood Hull
Wood Hull, Senior Managing Director

(The Trust does not have a principal financial or chief accounting officer or any other officers.)