Form 10-Q
period 2018-09-30
KIEWIT ROYALTY TRUST
filed 2018-11-09
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

KIEWIT ROYALTY TRUST

FORM 10-Q

As of and for the Three and Nine Months Ended September 30, 2018

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2018 and

December 31, 2017

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$720,533	$651,510
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$720,533	$651,510

Liabilities
Distributions payable to unit holders	$—	$651,510
Trust reserve	720,533	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$720,533	$651,510

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

	Three Months Ended September 30,
	2018	2017
Royalty income	$771,106	$684,737
Interest income	1,825	576
Trust expenses	(52,398)	(52,799)
Trust reserve	(720,533)	(632,514)
Distributable income	$—	$—
Distributable income per unit	$—	$—

	Nine Months Ended September 30,
	2018	2017
Royalty income	$1,400,409	$1,187,628
Interest income	4,119	1,057
Trust expenses	(157,027)	(139,822)
Trust reserve	(720,533)	(632,514)
Distributable income	$526,968	$416,349
Distributable income per unit	$0.0417122	$0.0329561

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the nine months ended September 30, 2018 and 2017
(unaudited)

	Nine Months Ended September 30,
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

The condensed financial statements of the Trust differ from financial statements prepared in conformity with United States generally accepted accounting principles because of the following:

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

During the three-month and nine-month periods ended September 30, 2018, the Trust received a total of $771,106 and $1,400,409, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2018	2017
Decker Mine	$659,149	$522,913
Spring Creek Mine	111,957	161,824
Total Royalty Income	$771,106	$684,737

	Nine Months Ended September 30,
	2018	2017
Decker Mine	$1,238,452	$975,804
Spring Creek Mine	161,957	211,824
Total Royalty Income	$1,400,409	$1,187,628

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased by $136,236 to $659,149 during the third quarter of 2018, as compared to $522,913 received during the same period in 2017.  For the nine months ended September 30, 2018, royalty and overriding royalty amounts increased by $262,648 or 27% to $1,238,452.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the nine month period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations also occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.  Although the mine operator has indicated that it does not expect to mine this lease indefinitely, the amount of coal mined is difficult to predict from period to period.

Spring Creek Mine.  The first $50,000 royalty payment from this mine is paid at the end of June or beginning of July each year, and the remaining royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year.  Royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $111,957 during the third quarter of 2018, as compared to $161,824 received during the same period in 2017.  For the nine months ended September 30, 2018, royalty and overriding royalty amounts received by the Trust from the Spring Creek Mine decreased to $161,957 as compared to $211,824 received during the same period in 2017.  The operator of the Spring Creek Mine has indicated that it has scaled back production because of the decrease in the coal market and coal prices, and the amount of royalty payments could continue to decrease.  Because of the current market conditions and general depletion of the mine, the operator anticipates lower production volumes for this mine for the remainder of 2018, 2019, 2020, and 2021.  Production for the Trust is anticipated to be 240,000 tons for fiscal year 2019, and then less than 100,000 tons annually thereafter.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the nine months ended September 30, 2018 and 2017, the Trust earned $4,119 of interest compared to $1,057.  The increase in interest income resulted from additional funds being held in the trust reserve account and from rising interest rates.

Trust Expenses.  Trust expenses increased to $157,027 for the first nine months of 2018, as compared to $139,822 for the same period in 2017.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2017, trust expenses were $52,398 compared to $52,799, during the same three month period in 2017.

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

Trust Reserves.  During the quarter ended September 30, 2018, the Trust established a reserve in the amount of $720,533.  Accordingly, the Trust did not pay a distribution for the third quarter of 2018 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2019.  During the quarter ended September 30, 2017, the Trust established a reserve in the amount of $632,514, and the Trust did not pay a distribution for the third quarter of 2017 and instead reserved the amount for distribution in January 2018.

Change in Trust Corpus.  During the first nine months of 2018 and 2017, the trust corpus remained unchanged.

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

Effective March 12, 2018, Wood Hull was designated by the Trustee to perform the necessary functions of the Trust on behalf of the Trustee.  Mr. Hull recently notified the Trustee of his intention to retire on January 4, 2019.  Mr. Hull will continue to provide services to the Trust in his current capacity until the earlier of the Trustee’s appointment of his successor or the date of his retirement.  The Trustee currently intends to appoint a successor to Mr. Hull on or before January 4, 2019.  Mr. Hull’s retirement is not related to any disagreement on any matter relating to the Trust’s or Trustee’s operations, policies, or practices.

Item 6. Exhibits.

4.1

Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

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

Dated: November 9, 2018

		By:	/s/ Wood Hull
Wood Hull, Senior Managing Director

(The Trust does not have a principal financial or chief accounting officer or any other officers.)