Form 10-K
period 2018-12-31
KIEWIT ROYALTY TRUST
filed 2019-03-28
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The following chart sets forth the actual total amount of coal production for which royalties were earned during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2018	2017

Decker Mine	5,536,029	4,128,543
Spring Creek Mine	952,283	1,229,618
Total	6,488,312	5,358,161

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. The Decker coal mine is in the northwest of the Powder River Basin, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming.  The Decker Mine is solely owned and operated by Lighthouse Resources Inc. (formerly known as Ambre Energy North America, Inc.) and has been since 2014.  Also in 2014, signaling its focus on projects in the United States, Ambre Energy North America,

Inc. separated from its Australian parent company, Ambre Energy Limited, when longtime investor Resource Capital Funds became the majority owner of Ambre Energy North America, Inc.  Lighthouse Resources Inc. is privately held and headquartered in Salt Lake City, Utah.  The Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust’s overriding royalty interests of each lease as of December 31, 2018 and 2017, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)	Tons of Coal Produced In 2018	Tons of Coal Produced In 2017

M-073093(2)	United States	5 cents per ton	5,190,316	4,074,208
M-061685(2)	United States	10 cents per ton	—	—
M-057934(2)	United States	10 cents per ton	64,921	24,130
C-1085-93(3)	Montana	10 cents per ton	—	—
C-1087-95(3)	Montana	10 cents per ton	280,792	30,205
C-1095-97(3)	Montana	5 cents per ton	—	—

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

SPRING CREEK MINE. Spring Creek Coal Company (“Spring Creek”) operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming and owned by Cloud Peak Energy.  The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2018 and 2017, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(5)	Tons of Coal Produced In 2018	Tons of Coal Produced In 2017

M-069782(4)	United States	10.75%	952,283	1,229,618

(4) The operator of this lease has indicated that it expects mining to continue but that the mine is being depleted.  Production for this mine is expected to be lower in 2019.

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

Financial Information about Geographic Areas. All of the Trust’s 2018 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2019, there were approximately 1,068 separate holders of Units.

Distributions to Unit Holders.  All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed to Unit Holders.  Historically, the Trust paid quarterly distributions to the extent funds were available.  However, on August 16, 2016, the County Court in and for Douglas County, Nebraska (the “Court”) entered an order approving the modification of the Trust’s Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the “Trust Indenture”).  The Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Because of these modifications to the Trust Indenture, the Trust did not pay distributions for the third quarter of 2016 or the first or third quarters of 2017 or 2018. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2018 and 2017:

2018

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2018(1)	Not applicable	$—	$—
June 30, 2018	July 11, 2018	526,968	0.041712
September 30, 2018(1)	Not applicable	—	—
December 31, 2018	January 4, 2019	735,748	0.058238
		$1,262,716	$0.099950

2017

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit

March 31, 2017(2)	Not applicable	$—	$—
June 30, 2017	July 6, 2017	416,349	0.032956
September 30, 2017(2)	Not applicable	—	—
December 31, 2017	January 4, 2018	651,510	0.051570
		$1,067,859	$0.084526

(1) The Trust reserved $499,688 in the first quarter and distributed these funds in July 2018 and reserved $720,533 in the third quarter and distributed these funds in January 2019.

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

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses.  During 2018, royalty income increased by $223,071 to $1,464,943 from $1,241,872 in 2017, and distributable income also increased by $194,857 to $1,262,716 from $1,067,859 in 2017.  These increases were attributable to increased coal production at certain Decker Mines, offset by a decrease at the Spring Creek Mine due to a reduction in mining activity.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2018	2017

Decker Mine	$1,302,986	$1,030,048
Spring Creek Mine	161,957	211,824
Total	$1,464,943	$1,241,872

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine increased to $1,302,986 in 2018 from $1,030,048 in 2017, an increase of $272,938, or approximately 26%.  This change resulted from additional tons of coal produced as well as fluctuations in coal price.  From May to September 2018, additional mining took place in lease C-1087-95 which contributed to the increase in 2018 as compared to 2017.  Going forward, mining in this lease is, however, expected to be less than prior years.  The overall Decker mining plan for 2019 is to increase tonnage up to 5.2 million from 4.7 million as budgeted for 2018.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $161,957 in 2018 from $211,824 in 2017, a decrease of $49,867.   In 2018, the amount of coal produced at the Spring Creek Mine decreased by approximately 24% as compared to 2017.  For the past several years, a general decrease in the amount of coal produced at the Spring Creek Mine has impacted the amount of royalties paid to the Trust.  The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Spring Creek Mine lease with the Trust.  Cloud Peak believes production from the applicable Spring Creek mines will be about 240,000 tons in 2019, which would be a substantial decrease from 2018.  Cloud Peak expects relatively low production volumes in the future, generally less than 100,000 tons annually, for the next 2-3 years after 2019.  Further, Cloud Peak has recently announced that it is actively engaged in discussions with certain of its creditor groups’ financial and legal advisors regarding potential alternatives, including asset sales, a private debt restructuring, or a court-supervised reorganization under Chapter 11 of the U.S. Bankruptcy Code, and related financing needs.  The Trust intends to monitor Cloud Peak’s restructuring and at this time, does not expect that such restructuring will materially impact the results of operations or financial condition of the Trust.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the years ended December 31, 2018 and 2017, the Trust earned a nominal amount of interest although the amount of interest has increased in recent years because of the timing of the distribution payments and the increase in interest rates.

Trust Expenses.  Trust expenses increased by $33,571 to $209,789 in 2018 and from $176,218 in 2017.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments.  In fiscal years 2018 and 2017, the Trust paid an aggregate of $100,000 in Trustee fees per year.  Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources.  The Trust’s primary source of capital is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a biannual basis.

Trust Reserves.  The Trust pays biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Consistent with the modifications to the Trust Indenture, the Trust established reserves in the first and third quarters of 2018 in the amount of $499,688 and $720,533, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2018.  The Trust also established reserves in the first and third quarters of 2017 in the amount of $374,712 and $632,514, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the years ended December 31, 2018 and 2017:

(1)                                 Report of Independent Registered Public Accounting Firm

(2)                                 Statements of Assets, Liabilities and Trust Corpus as of December 31, 2018 and 2017

(3)                                 Statements of Distributable Income for the years ended December 31, 2018 and 2017

(4)                                 Statements of Changes in Trust Corpus for the years ended December 31, 2018 and 2017

(5)                                 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the “Trust”) as of December 31, 2018 and 2017, the related statements of distributable income and changes in trust corpus for years then ended.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and changes in trust corpus for each of the two years in the period ended December 31, 2018, on the basis of accounting described in Note 1.

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

March 28, 2019

We have served as the Trust’s auditor since 2008.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2018 and 2017

	2018	2017
Assets
Cash and cash equivalents	$735,748	$651,510
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$735,748	$651,510

Liabilities
Distributions payable to unit holders	$735,748	$651,510

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$735,748	$651,510

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2018 and 2017

	2018	2017

Royalty income	$1,464,943	$1,241,872
Interest income	7,562	2,205
Trust expenses	(209,789)	(176,218)

Distributable income	$1,262,716	$1,067,859

Distributable income per unit	$0.099950	$0.084526

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended December 31, 2018 and 2017

	2018	2017

Trust corpus, beginning of year	$—	$—
Distributable income	1,262,716	1,067,859
Distributions payable to unit holders	(1,262,716)	(1,067,859)

Trust corpus, end of year	$—	$—

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

(c)                                  Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the “Trustee”).  Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee an annual fee of $100,000 for fiscal years 2018 and 2017, payable each quarter in the amount of $25,000.  The Trustee may adjust this fee annually in its sole discretion.  The Trust pays a Trustee fee each quarter as long as the Trust has sufficient royalty income to make such payments.

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

Historically, the Trust made quarterly distributions to the extent funds were available.  On August 16, 2016, the Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available.  Commencing with the third quarter of 2016, the Trust ceased making quarterly distributions and now makes biannual distributions within 10 days after the quarters ending June 30 and December 31.

5.                                      Income Taxes:

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a “grantor trust” which is not a taxable entity.

6.                                      Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2018:
March 31, 2018	$542,042	$—	$—
June 30, 2018	87,261	526,968	0.041712
September 30, 2018	771,106	—	—
December 31, 2018	64,534	735,748	0.058238
	$1,464,943	$1,262,716	$0.099950

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2017:
March 31, 2017	$404,607	$—	$—
June 30, 2017	98,285	416,349	0.032956
September 30, 2017	684,737	—	—
December 31, 2017	54,243	651,510	0.051570
	$1,241,872	$1,067,859	$0.084526

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust’s disclosure controls and procedures were effective in timely alerting her of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

Trustee’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2018 the Trust’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Board of Directors. The Trust is administered by officers and employees of the Trustee and has no Board of Directors or any committees.  While there are no specific persons employed by the Trustee having the full-time duty of administering the Trust, the Trust names an officer of the Trustee to act as the chief executive officer and chief financial officer of the Trust:

From December 12, 2016 — March 12, 2018, Luke H. Paladino, age 40, served as a Vice President with U.S. Bank  N.A. and was named as the chief executive officer and chief financial officer of the Trust.  He also previously served in that position from March 2014 through November 2016.  Prior to that position, Mr. Paladino was an Assistant Vice President and Trust Officer from September 2007 — March 2014 in the Wealth Management Group (formerly known as the Private Client Group). Mr. Paladino was the Trust Officer responsible for the Trust from January 2008 through November 2016 and then again from December 2016 through March 12, 2018.  Mr. Paladino resigned from his position with the Trustee and no longer is providing any services to the Trust.  Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

After the departure of Mr. Paladino, Wood A. Hull, age 63, was appointed to act as the chief executive officer and chief financial officer of the Trust.   Mr. Hull was designated to perform the necessary functions of the Trust on behalf of the Trustee effective March 12, 2018 through December 21, 2018.  Until his retirement on January 4, 2019, Mr. Hull served as the Senior Managing Director of the Wealth Management Group at the Trustee and served in this position since 2006.  Prior to that, Mr. Hull served as a Trust Officer and Relationship Manager at the Trustee from 1986 - 2006.  Mr. Hull holds a Bachelor of Arts degree in psychology and Juris Doctorate degree in law from Creighton University in Omaha, Nebraska.

In light of Mr. Hull’s anticipated retirement in early 2019, the Trustee appointed Amy M. Chesnut, age 33, to act as Mr. Hull’s successor to perform the necessary functions of the Trust on behalf of the Trustee on December 21, 2018.  Ms. Chesnut currently is a Wealth Management Trust Advisor with U.S. Bank N.A. and has served in that position since 2012.  Prior her current position, Ms. Chesnut was a Personal Trust Associate at U.S. Bank from 2007 to 2012.  Ms. Chesnut received her Bachelor of Science degree in sports management from Nebraska Wesleyan University, Lincoln, Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units.  Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2018, with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2019, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott’s address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2019. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2018, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2018 and 2017 are as follows:

	Fiscal 2018	Fiscal 2017
Audit fees	$63,052	$27,100
All other fees	—	—
Total:	$63,052	$27,100

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings.  Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2018 and 2017.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.                                      The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2018 and 2017

Statements of Distributable Income for the years ended December 31, 2018 and 2017

Statements of Changes in Trust Corpus for the years ended December 31, 2018 and 2017

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

31*	Certification of Wealth Management Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32**	Certification of Wealth Management Trust Advisor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 28, 2019	KIEWIT ROYALTY TRUST

By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ Amy M. Chesnut
Amy M. Chesnut, Wealth Management Trust Advisor

(The Registrant has no directors or executive officers.)