Form 10-Q
period 2019-03-31
KIEWIT ROYALTY TRUST
filed 2019-05-10
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(402) 536-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

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

Securities registered pursuant to Section 12(b) of the Act: None

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2019

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2019 and

December 31, 2018

(unaudited)

	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$634,327	$735,748
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$634,327	$735,748

Liabilities
Distributions payable to unit holders	$—	$735,748
Trust reserve	634,327	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$634,327	$735,748

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2019 and 2018
(unaudited)

	Three Months Ended March 31,
	2019	2018

Royalty income	$658,972	$542,042
Interest income	1,302	646
Trust expenses	(25,947)	(43,000)
Trust reserve	(634,327)	(499,688)
Distributable income	$—	$—
Distributable income per unit	$—	$—

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2019 and 2018
(unaudited)

	Three Months Ended March 31,
	2019	2018

Trust corpus, beginning of year	$—	$—
Distributable income	634,327	499,688
Distributions payable to unit holders	—	—
Trust reserve	(634,327)	(499,688)
Trust corpus	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the “Trustee”), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the three month period ended March 31, 2019, the Trust received a total of $658,972 of royalty and overriding royalty payments from the Decker Mines. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2019	2018

Decker Mine	$658,972	$542,042
Spring Creek Mine	—	—
Total Royalty Income	$658,972	$542,042

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine during the first three months of 2019, increased by $116,930 or 21.6% to $658,972 as compared to $542,042 received during the same period in 2018.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, as well as a one-time credit for state withholding taxes in the amount of $28,041.

Spring Creek Mine.  No royalties were received from the Spring Creek Mine during the first three months of 2019 and 2018 because royalties with respect to this mine are typically paid by the mine operators on an annual basis during the second half of the calendar year. Further, Cloud Peak has recently announced that it is actively engaged in discussions with certain of its creditor groups’ financial and legal advisors regarding potential alternatives, including asset sales, a private debt restructuring, or a combination thereof, which transaction or transactions may take place through a court-supervised reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Cloud Peak is also addressing its related financing needs.  The Trust intends to monitor Cloud Peak’s restructuring and at this time, does not expect that such restructuring will materially impact the results of operations or financial condition of the Trust.

Interest Income.  During the three months ended March 31, 2019 and March 31, 2018, the Trust earned a nominal amount of interest.

Trust Expenses.  Trust expenses decreased by $17,053 to $25,947 in the first three months of 2019 as compared to $43,000 for the same period in 2018.  This change resulted from the timing of bills received and paid by the Trust.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis.

Trust Reserves.  During the first quarter of 2019, the Trust’s distributable income was $634,327, which amount was reserved to be paid within 10 days of June 30, which is the Trust’s next distribution payment date.  During the first quarter of 2018, the Trust’s distributable income was $499,688 and was paid to Unit Holders in July 2018.   The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus.  During the first three months of 2019, the trust corpus remained unchanged.

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

31*	Certification of Wealth Management Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Wealth Management Trust Advisor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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
Dated: May 10, 2019

		By:	/s/ Amy M. Chesnut
Amy M. Chesnut, Wealth Management Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)