Form 10-Q
period 2019-06-30
KIEWIT ROYALTY TRUST
filed 2019-08-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	None	None

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Six Months Ended June 30, 2019

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2019 and

December 31, 2018

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$606,389	$735,748
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$606,389	$735,748

Liabilities
Distributions payable to unit holders	$606,389	$735,748

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$606,389	$735,748

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	Three Months Ended June 30,
	2019	2018
Royalty income	$26,040	$87,261
Interest income	3,195	1,648
Trust expenses	(57,173)	(61,629)

Distributable income	$(27,938)	$27,280

Distributable income per unit	$(0.0022114)	$0.0021593

	Six Months Ended June 30,
	2019	2018
Royalty income	$685,012	$629,303
Interest income	4,497	2,294
Trust expenses	(83,120)	(104,629)

Distributable income	$606,389	$526,968

Distributable income per unit	$0.0479987	$0.0417122

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	Six Months Ended June 30,
	2019	2018
Trust corpus at January 1, 2019	$—	$—
Distributable income	634,327	499,688
Distributions payable to unit holders	—	—
Trust reserve	(634,327)	(499,688)

Trust corpus at March 31, 2019	—	—

Distributable income	(27,938)	27,280
Distributions payable to unit holders	(606,389)	(526,968)
Trust reserve	634,327	499,688

Trust corpus at June 30, 2019	$—	$—

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

During the three month and six month periods ended June 30, 2019, the Trust received a total of $26,040 and $685,012, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2019	2018
Decker Mine	$26,040	$37,261
Spring Creek Mine	—	50,000
Total Royalty Income	$26,040	$87,261

	Six Months Ended June 30,
	2019	2018
Decker Mine	$685,012	$579,303
Spring Creek Mine	—	50,000
Total Royalty Income	$685,012	$629,303

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $26,040 during the second quarter of 2019, as compared to $37,261 received during the same period in 2018.  The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine.   During the six month period ended June 30, 2019, the royalty amounts increased by $105,709, or approximately 18%, as compared to the same period in 2018.  For the first six months of 2019, the Decker Mines sold 1,430,700 tons of coal as compared to 1,858,650 tons of coal for the first six months of 2018.  The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, and increasing demand and coal prices.   Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.

Spring Creek Mine.  The Trust did not receive any royalty payments from the Spring Creek Mine during the first six months of 2019.  A royalty payment of $50,000 was received by the Trust from the Spring Creek Mine during the first six months of 2018.  Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter.  However, as a result of financial and operational issues of Cloud Peak Energy, the owner and operator of the Spring Creek Mine, the Trust is uncertain whether additional royalty payments will be received by the Trust in future periods.

On May 10, 2019, Cloud Peak Energy Inc. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court

for the District of Delaware.  Each Debtor intends to continue operating its business as a “debtor in possession” under the jurisdiction of the Court.  The Debtors are seeking to sell all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.  The extent of the impact of the bankruptcy filing on the Trust currently is unknown, but could have a material adverse effect and negatively impact the Trust’s royalty income.   For the fiscal years ended December 31, 2018, 2017, and 2016, the Trust received $161,957, $211,824, and $78,160 in royalty income, respectively.   These amounts represented 11%, 17%, and 9%, respectively, of the Trust’s total royalty income for those years.

Interest Income.  The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the six months ended June 30, 2019, the Trust earned $4,497 of interest compared to $2,294 of interest earned during the six months ended June 30, 2018.  The increase in interest resulted from the trust reserve amount being held in the account during this period as well as from the rising interest rates.

Trust Expenses.  Trust expenses decreased to $83,120 for the first six months of 2019, as compared to $104,629 for the same period in 2018.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  Trust expenses decreased to $57,173 for the three month period ending June 30, 2019, as compared to $61,629 for the same period in 2018.  The royalty income received by the Trust for the three month period ended June 30, 2019 was not sufficient to pay all Trust expenses incurred during such period, so the Trust utilized certain cash reserves to offset the shortfall in the amount of $27,938.  The expenses fluctuate from period to period largely because of the timing of when the Trust pays its expenses.

Liquidity and Capital Resources.  The Trust’s primary source of liquidity is the royalty payments.  In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biennial basis as long as the Trust has sufficient income.

Trust Reserves.  The Trust did not establish any trust reserves in the second quarter of 2018 or 2019.  During the first quarter of 2019, the Trust established a reserve in the amount of $634,327, and during the first quarter of 2018, the Trust established a reserve in the amount of $499,688.  These reserves were established to hold the funds until the next biannual payment anticipated at the end of the second quarter.  The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus.  During the three- and six-month period ended June 30, 2019, and 2018, the trust corpus remained unchanged.

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

Therefore, the Trust is not subject to liability under any anti-fraud provisions of the federal securities laws if the Trust (i) makes a good faith attempt to comply with the interactive data file submission requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file.  The Trust is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable.  Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT ROYALTY TRUST

	By:	U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

Dated: August 12, 2019

		By:	/s/ Amy M. Chesnut
Amy M. Chesnut, Wealth Management
Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)