Form 10-Q
period 2019-09-30
KIEWIT ROYALTY TRUST
filed 2019-11-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

KIEWIT ROYALTY TRUST

FORM 10-Q

As of and for the Three and Nine Months Ended September 30, 2019

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2019 and

December 31, 2018

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$415,666	$735,748
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$415,666	$735,748

Liabilities
Distributions payable to unit holders	$—	$735,748
Trust reserve	415,666	—

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	—	—

Total liabilities and trust corpus	$415,666	$735,748

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

	Three Months Ended September 30,
	2019	2018
Royalty income	$457,911	$771,106
Interest income	1,502	1,825
Trust expenses	(43,747)	(52,398)
Trust reserve	(415,666)	(720,533)
Distributable income	$—	$—
Distributable income per unit	$—	$—

	Nine Months Ended September 30,
	2019	2018
Royalty income	$1,142,923	$1,400,409
Interest income	5,999	4,119
Trust expenses	(126,867)	(157,027)
Trust reserve	(415,666)	(720,533)
Distributable income	$606,389	$526,968
Distributable income per unit	$0.0479987	$0.0417122

The accompanying notes are an integral part of the condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three and nine months ended September 30, 2019 and 2018
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Trust corpus at January 1	$—	$—
Distributable income	634,327	499,688
Distributions payable to unit holders	—	—
Trust reserve	(634,327)	(499,688)

Trust corpus at March 31	—	—

Distributable income	(27,938)	27,280
Distributions payable to unit holders	(606,389)	(526,968)
Trust reserve	634,327	499,688
Trust corpus at June 30	$—	$—

Distributable income	415,666	526,968
Distributions payable to unit holders	—	—
Trust reserve	(415,666)	(526,968)
Trust corpus at September 30	$—	$—

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

During the three-month and nine-month periods ended September 30, 2019, the Trust received a total of $457,911 and $1,142,923, respectively, of royalty and overriding royalty payments, net of production expenses.  The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2019	2018
Decker Mine	$457,911	$659,149
Spring Creek Mine	—	111,957
Total Royalty Income	$457,911	$771,106

	Nine Months Ended September 30,
	2019	2018
Decker Mine	$1,142,923	$1,238,452
Spring Creek Mine	—	161,957
Total Royalty Income	$1,142,923	$1,400,409

Decker Mine.  Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased by $201,238 to $457,911 during the third quarter of 2019 as compared to $659,149 received during the same period in 2018  For the nine months ended September 30, 2019 royalty and overriding royalty amounts decreased by $95,529 or 8% to $1,142,923.  The Decker Mine includes West Decker and East Decker Mine leases.  Of the Decker Mines, the primary producer currently is an East Decker Mine.  The changes during the nine month period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases.  Seasonal fluctuations also occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year.  Although the mine operator has indicated that it does not expect to mine this lease indefinitely, the amount of coal mined is difficult to predict from period to period.

Spring Creek Mine.  The Trust did not receive any royalty payments from the Spring Creek Mine during the first nine months of 2019 compared to $161,957 for the first nine months of 2018.  Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter.  However, the Trust is uncertain whether additional royalty payments will be received by the Trust in future periods because of financial and operational issues of Cloud Peak Energy, the former owner and operator of the Spring Creek Mine, as well as the depletion of the underlying mine.

On May 10, 2019, Cloud Peak Energy Inc. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court

for the District of Delaware (the “Bankruptcy Court”).  Each Debtor intends to continue operating its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court.  On October 24, 2019, the Debtors announced the sale of substantially all of their operating assets, including the Spring Creek mine, to Navajo Transitional Energy Company, LLC (“Navajo”).  Following the closing of the sale, the Debtors will continue to seek confirmation of their Chapter 11 Plan of Cloud Peak Energy Inc.(as amended and supplemented, the “Plan”) and anticipate seeking confirmation of the Plan at a hearing to be held with the Bankruptcy Court on December 5, 2019.   In connection with the sale, Navajo assumed certain coal production-related pre- and post-petition tax liabilities and coal royalty payments.  The extent of the impact on the Trust of the Debtor’s bankruptcy and recent sale of assets to Navajo currently is unknown, but could have a material adverse effect and negatively impact the Trust’s royalty income.   For the fiscal years ended December 31, 2018, 2017, and 2016, the Trust received $161,957, $211,824, and $78,160 in royalty income, respectively.   These amounts represented 11%, 17%, and 9%, respectively, of the Trust’s total royalty income for those years.

Despite the bankruptcy filing and recent sale, the former operator (Cloud Peak Energy) anticipated low production volumes, if any, for this mine for the remainder of 2019 and for calendar years 2020 — 2022 because of the current market conditions and general depletion of the mine.  Production for the Trust was anticipated to be 240,000 tons for fiscal year 2019, and then less than 100,000 tons annually thereafter.

Interest Income.  The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders.  During the nine months ended September 30, 2019 and 2018, the Trust earned $5,999 of interest compared to $4,119.  The increase in interest income resulted from additional funds being held in the trust reserve account and from rising interest rates.

Trust Expenses.  Trust expenses decreased to $126,867 for the first nine months of 2019, as compared to $157,027 for the same period in 2018.  Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.  During the three month period ended September 30, 2019, trust expenses were $43,747 compared to $52,398, during the same three month period in 2018.

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

Trust Reserves.  During the quarter ended September 30, 2019 the Trust established a reserve in the amount of $415,666.  Accordingly, the Trust did not pay a distribution for the third quarter of 2019 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2020.  During the quarter ended September 30, 2018, the Trust established a reserve in the amount of $720,533, and the Trust did not pay a distribution for the third quarter of 2018 and instead reserved the amount for distribution in January 2019.

Change in Trust Corpus.  During the first nine months of 2019 and 2018, the trust corpus remained unchanged.

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

Dated: November 12, 2019
	By:	/s/ Amy M. Chesnut
Amy M. Chesnut, Wealth Management
Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)