Form 10-K
period 2019-12-31
KIEWIT ROYALTY TRUST
filed 2020-03-27
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant's telephone number, including area code: (402) 536-5100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Forward-Looking Statements

This Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal and certain statements regarding the Trust's financial position, industry conditions and other matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which are within the Trustee's control, that may cause such expectations not to be realized.

PART I

ITEM 1. BUSINESS.

Purpose of the Trust. Kiewit Royalty Trust (the "Trust") was organized by Peter Kiewit Sons', Inc. (now, known as Level 3 Communications, Inc.) (the "Trustor") under the laws of the State of Nebraska on May 17, 1982 to provide an efficient, orderly and practical means of administrating the income received from three royalty interests and sixteen overriding royalty interests in leases of four coal mines located in the States of Montana and Wyoming (the "Coal Royalties"). The trustee of the Trust is U.S. Bank National Association, Omaha, Nebraska (the "Trustee"), which is a wholly-owned subsidiary of U.S. Bancorp, a bank holding company. The Coal Royalties are the interests retained in the four mine properties under the leases of the mineral rights to the mining companies who have developed, mined, and sold the coal from these mines. In general, the Coal Royalties entitle the Trust to a specified portion of the value of the total coal production from these mines, free of the expense of development and operation.

The Coal Royalties were conveyed by the Trustor to the Trust for the benefit of the holders of record of the Trustor's Class B and Class C common stock as of June 10, 1982. Ownership of beneficial interests in the Trust is represented by 12,633,432 units of beneficial interest (hereinafter referred to as "Units"). The Trust is a purely ministerial trust which generally distributes the available revenues generated by the Coal Royalties, net of the Trust's expenses, to the holders of Units. Trust expenses include but are not limited to, fees of the Trustee, and compensation paid to geologists, engineers, accountants, attorneys, or other professionals that the Trustee may, in its discretion, employ in the administration of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due, the Trustee has the discretion to establish cash reserves for the payment thereof.

The Coal Royalties. The Coal Royalties provide for the payment of either a specified amount per ton of coal produced, or a fixed percentage of the value or price with respect to the coal produced under the leases relating to these interests. The remaining terms of the individual Coal Royalties vary considerably, as does the acreage covered by the underlying coal leases, the estimated total tons of coal within a legal description of property as evidenced by a lease (the "Tons Under Lease") and the estimated total tons of coal under lease that can be economically extracted under existing market conditions ("Current Economic Tons"). In general, the Current Economic Tons will be less than the total Tons Under Lease because the cost of extracting a portion of the total Tons Under Lease will outweigh the price at which the coal could be sold. In addition, Current Economic Tons may be reduced by the refusal of a state and/or federal authority to grant a permit to mine portions of the coal reserves within a specific property. The inability to extract the total Tons Under Lease or the inability to sell any portion of the coal extracted will reduce the royalties payable to the Trust.

The following chart sets forth the actual total amount of coal production for which royalties were earned during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2019	2018
Decker Mine	3,851,617	5,536,029
Spring Creek Mine	-	952,283
Total	3,851,617	6,488,312

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. The Decker coal mine is in the northwest of the Powder River Basin, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. The Decker Mine is solely owned and operated by Lighthouse Resources Inc. (formerly known as Ambre Energy North America, Inc.) and has been since 2014. Also in 2014, signaling its focus on projects in the United States, Ambre Energy North America, Inc. separated from its Australian parent company, Ambre Energy Limited, when longtime investor Resource Capital Funds became the majority owner of Ambre Energy North America, Inc. Lighthouse Resources Inc. is privately held and headquartered in Salt Lake City, Utah. The Decker Mine in its entirety includes approximately 23,371 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust's overriding royalty interests of each lease as of December 31, 2019 and 2018, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)	Tons of Coal Produced In 2019	Tons of Coal Produced In 2018
M-073093(2)	United States	5 cents per ton	3,850,627	5,190,316
M-061685(2)	United States	10 cents per ton	-	-
M-057934(2)	United States	10 cents per ton	-	64,921
C-1085-93(3)	Montana	10 cents per ton	-	-
C-1087-95(3)	Montana	10 cents per ton	990	280,792
C-1095-97(3)	Montana	5 cents per ton	-	-

1 The Trust has an undivided one-half interest in a second overriding royalty pertaining to each of these leases. By the terms of the assignment by which it was created, this second overriding royalty, when added to all other royalties pertaining to each of these leases, may not exceed fifty percent (50%) of the royalty paid to the lessor under each of these leases.

2 The operator of this lease has indicated that it expects mining to continue.

3 The operator of this lease expects little or no mining activity in the future.

SPRING CREEK MINE. Spring Creek Coal Company ("Spring Creek") operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming and owned by Cloud Peak Energy. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2019 and 2018, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(4)	Tons of Coal Produced In 2019	Tons of Coal Produced In 2018
M-069782(5)	United States	10.75%	-	952,283

4 Under the terms of the lease, the Trust receives a royalty payment equivalent to 10.75% of the applicable production royalties paid to the United States. The royalties paid to the United States are based on sales and fluctuate based on the value of coal.

5 The operator of this lease has indicated that the mine is being depleted. Production for this mine is expected to be nominal.

In addition to its interests in the foregoing leases, the Trust has overriding royalty interests in other leases from which no production is currently contemplated and/or which are considered to be not mineable because of access, alluvial valley, or other problems.

Financial Information about Segments. The Trust's sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.

Financial Information about Geographic Areas. All of the Trust's 2019 income was generated from royalty income received from sources located in the United States.

Available Information. The Trust does not have an Internet website. However, the Trust electronically files annual, quarterly and current reports with the SEC. The SEC maintains a web site at www.sec.gov that contains the Trust's SEC filings. The Trustee will provide any Unit Holder with a paper copy of the Trust's SEC filings free of charge upon request.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Trust does not own any real property. Information on each of the mine properties in which the Trust continues to hold a Coal Royalty is set forth in the section titled, "BUSINESS."

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Trust is a party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2020, there were approximately 1,050 separate holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed to Unit Holders. Historically, the Trust paid quarterly distributions to the extent funds were available. However, on August 16, 2016, the County Court in and for Douglas County, Nebraska (the "Court") entered an order approving the modification of the Trust's Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the "Trust Indenture"). The Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available, commencing with the third quarter of 2016. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2019 and 2018:

2019
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2019(1)	Not applicable	$-	$-
June 30, 2019	July 9, 2019	606,389	0.047999
September 30, 2019(1)	Not applicable	-	-
December 31, 2019	January 7 2020	396,526	0.031387
		$1,002,915	$0.079386

2018
		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2018(2)	Not applicable	$-	$-
June 30, 2018	July 11, 2018	526,968	0.041712
September 30, 2018(2)	Not applicable	-	-
December 31, 2018	January 4, 2019	735,748	0.058238
		$1,262,716	$0.099950

(1) The Trust reserved $634,327 in the first quarter and distributed these funds in July 2019 and reserved $415,666 in the third quarter and distributed these funds in January 2020.

(2) The Trust reserved $499,688 in the first quarter and distributed these funds in July 2018 and reserved $720,533 in the third quarter and distributed these funds in January 2019.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2019, royalty income decreased by $281,039 to $1,183,904 in 2019 from $1,464,943 in 2018, and distributable income also decreased by a comparable amount of 20% to $1,002,915 in 2019 from $1,262,716 in 2018. These decreases were largely attributable to the lack of production at the Spring Creek Mine and decreased coal production at certain Decker Mines.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2019	2018
Decker Mine	$1,173,904	$1,302,986
Spring Creek Mine	10,000	161,957
Total	$1,183,904	$1,464,943

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,173,904 in 2019 from $1,302,986 in 2018, a decrease of $129,082, or approximately 10%. This change resulted from fewer tons of coal produced as well as fluctuations in coal price. From May to September 2018, additional mining took place in lease C-1087-95 which contributed to the increase in 2018. In 2019 and going forward, mining in this lease is expected to be less than prior years and was nominal for 2019.  There is only one lease at the Decker Mine that is actively producing at this time.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine decreased to $10,000 in 2019 from $161,957 in 2018, a substantial decrease due to numerous factors. This Mine had no production for 2019, and the $10,000 payment is a prepayment required under the applicable agreement. Historically, the prepayment amount was $50,000 each year; however, due to the financial struggles of the coal operator and the lack of mining activities, the parties reduced the prepayment amount in 2019.

In addition, for the past several years, a general decrease in the amount of coal produced at the Spring Creek Mine has impacted the amount of royalties paid to the Trust. The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Trust's lease.  Further, Cloud Peak recently finalized the sale of its assets to Navajo Transitional Energy Company (“NTEC”) who successfully bid to assume ownership of the mines through the bankruptcy proceedings. NTEC is wholly owned by the Navajo Nation. The Mine shut down briefly in October after the Nation declined to waive sovereign immunity for the benefit of Montana's Department of Environmental Quality ("MDEQ"). The MDEQ and NTEC continue to address these issues, and the long-term status of the operations is unknown. The Trust intends to continue monitoring the new ownership by NTEC.

Interest Income. The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders. During the years ended December 31, 2019 and 2018, the Trust earned a nominal amount of interest although the amount of interest has increased in recent years because of the timing of the distribution payments and the increase in interest rates.

Trust Expenses. Trust expenses decreased by $21,391 to $188,398 in 2019 from $209,789 in 2018. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments. In fiscal years 2019 and 2018, the Trust paid an aggregate of $100,000 in Trustee fees per year. Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources. The Trust's primary source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a biannual basis.

Trust Reserves. The Trust pays biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available. The Trust established reserves in the first and third quarters of 2019 in the amount of $634,327 and $415,666, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2019. The Trust also established reserves in the first and third quarters of 2018 in the amount of $499,688 and $720,533, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2018.

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

Critical Accounting Policies and Estimates. The Trust's financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, and as such there are no critical accounting policies or estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust's financial statements for the years ended December 31, 2019 and 2018:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Statements of Assets, Liabilities and Trust Corpus as of December 31, 2019 and 2018

(3)	Statements of Distributable Income for the years ended December 31, 2019 and 2018

(4)	Statements of Changes in Trust Corpus for the years ended December 31, 2019 and 2018

(5)	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the "Trust") as of December 31, 2019 and 2018, the related statements of distributable income and changes in trust corpus for years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and changes in trust corpus for each of the two years in the period ended December 31, 2019, on the basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 27, 2020

We have served as the Trust's auditor since 2008.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2019 and 2018

	2019	2018
Assets
Cash and cash equivalents	$396,526	$735,748
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$396,526	$735,748

Liabilities
Distributions payable to unit holders	$396,526	$735,748

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$396,526	$735,748

The accompanying notes are an integral part

of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2019 and 2018

	2019	2018
Royalty income	$1,183,904	$1,464,943
Interest income	7,409	7,562
Trust expenses	(188,398)	(209,789)

Distributable income	$1,002,915	$1,262,716

Distributable income per unit	$0.079386	$0.099950

KIEWIT ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended December 31, 2019 and 2018

	2019	2018
Trust corpus, beginning of year	$-	$-
Distributable income	1,002,915	1,262,716
Distributions payable to unit holders	(1,002,915)	(1,262,716)

Trust corpus, end of year	$-	$-

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Summary of Significant Accounting Policies:

(a)	Basis of Accounting:

The financial statements of the Trust, as prepared on the modified cash basis, reflect the Trust's assets, liabilities, trust corpus, and distributable income as follows:

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

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the "Trustee"). Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee an annual fee of $100,000 for fiscal years 2019 and 2018, payable each quarter in the amount of $25,000. The Trustee may adjust this fee annually in its sole discretion. The Trust pays a Trustee fee each quarter as long as the Trust has sufficient royalty income to make such payments.

(d)	Subsequent Events:

We have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

2.	Trust Organization and Provisions:

The Trust was established on May 17, 1982. Units of beneficial interest ("Units") in the Trust were distributed on June 23, 1982 to Class B and Class C shareholders of record of Peter Kiewit Sons', Inc. (now known as Level 3 Communications, Inc.) (the "Trustor"), as of June 10, 1982. These shareholders received one Unit in the Trust for each share of the Trustor's stock held. On June 28, 1982, the Trustor conveyed to the Trust royalty and overriding royalty interests owned by the Trustor's subsidiaries in certain coal properties in the States of Montana and Wyoming.

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

(d)	the Trustee will make cash distributions to the Unit Holders in January and July of each year as discussed in Note 4; and

(e)	in September 1994, the Trust Indenture was amended to authorize the Trustee to invest funds in government obligations, government-secured obligations and funds registered pursuant to the Investment Company Act of 1940.

Pursuant to the terms of the Trust Indenture, the Trust shall terminate upon the first to occur of the following events: (i) at such time that the Trust's net revenues for each of the three successive years are less than $1 million per year, (ii) the Unit Holders vote in favor of termination at a meeting, or (iii) the expiration of twenty-one years after the death of the last survivor of the issue in being on May 17,1982 of any member of the Board of Directors of Peter Kiewit Sons', Inc. on May 17, 1982. As of the date of this report, none of these termination provisions has been triggered.

3.	Royalty and Overriding Royalty Interests:

The cash received by the Trustee from the royalty interests will consist of a specified amount per ton or a specified fraction of the value of the total production of the property, free of the expense of development and operation. Net royalty and overriding royalty interests that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus. The royalty interests are fully amortized. The initial carrying value of the royalty and overriding royalty interests in coal leases of $167,817 represents the Trustor's historical net book value at the date of the transfer to the Trust.

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

Provision for federal and state income taxes has not been made in the financial statements since the Trust has been recognized by the IRS as a "grantor trust" which is not a taxable entity.

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2019:
March 31, 2019	$658,972	$-	$-
June 30, 2019	26,040	606,389	0.047999
September 30, 2019	457,911	-	-
December 31, 2019	40,981	396,526	0.031387
	$1,183,904	$1,002,915	$0.079386

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2018:
March 31, 2018	$542,042	$-	$-
June 30, 2018	87,261	526,968	0.041712
September 30, 2018	771,106	-	-
December 31, 2018	64,534	735,748	0.058238
	$1,464,943	$1,262,716	$0.099950

7.	Subsequent Events:

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Trust cannot reasonably estimate the length or severity of this pandemic, and the Trust currently cannot anticipate the impact on its financial results or results of operations for fiscal 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, officers of the Trustee conducted an evaluation of the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust's disclosure controls and procedures were effective in timely alerting her of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

Trustee's Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2019 the Trust's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting. There were no changes in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust's most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Limitations on Controls. The Trustee does not expect that the Trust's disclosure controls and procedures or the Trust's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Trust have been detected.

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2019, the Trust is disclosing the following information pursuant to Item 5.02 of Form 8-K:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Kiewit Royalty Trust (the “Trust”) is administered by officers and employees of U.S. Bank, N.A., which serves as the sole trustee of the Trust (the “Trustee”). The Trust does not have a principal financial or chief accounting officer or any other officers, and officers of the Trustee are from time to time designated to perform the certain necessary functions of the Trust, although there are no specific persons employed by the Trustee having the full-time duty of administering the Trust.

On October 28, 2019, the Trustee transitioned the Trust’s account from Amy Chesnut to G. Rosanna Moore, JD. The account was not transitioned because of any disagreement that Ms. Chesnut had with the Trust or Trustee regarding any financial, accounting, or other matters. Ms. Chesnut continues to be employed by the Trustee as a Wealth Management Trust Advisor. For additional information on Ms. Chesnut and Ms. Moore, refer to Part III, Item 10 of this Form 10-K.

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

From December 12, 2016 – March 12, 2018, Luke H. Paladino, served as a Vice President with U.S. Bank N.A. and was named as the chief executive officer and chief financial officer of the Trust. He also previously served in that position from March 2014 through November 2016.  Prior to that position, Mr. Paladino was an Assistant Vice President and Trust Officer from September 2007 — March 2014 in the Wealth Management Group (formerly known as the Private Client Group). Mr. Paladino was the Trust Officer responsible for the Trust from January 2008 through November 2016 and then again from December 2016 through March 12, 2018. Mr. Paladino resigned from his position with the Trustee and no longer is providing any services to the Trust. Mr. Paladino received his J.D. from Creighton University School of Law and his B.A. from Rockhurst University.

After the departure of Mr. Paladino, Wood A. Hull, was appointed to act as the chief executive officer and chief financial officer of the Trust. Mr. Hull was designated to perform the necessary functions of the Trust on behalf of the Trustee effective March 12, 2018 through December 21, 2018. Until his retirement on January 4, 2019, Mr. Hull served as the Senior Managing Director of the Wealth Management Group at the Trustee and served in this position since 2006. Prior to that, Mr. Hull served as a Trust Officer and Relationship Manager at the Trustee from 1986 - 2006. Mr. Hull holds a Bachelor of Arts degree in psychology and Juris Doctorate degree in law from Creighton University in Omaha, Nebraska.

In light of Mr. Hull's retirement in 2019, the Trustee appointed Amy M. Chesnut, age 34, to act as Mr. Hull’s successor to perform the necessary functions of the Trust on behalf of the Trustee on December 21, 2018 until October 28, 2019. Ms. Chesnut currently is a Wealth Management Trust Advisor with U.S. Bank N.A. and has served in that position since 2012. Prior her current position, Ms. Chesnut was a Personal Trust Associate at U.S. Bank from 2007 to 2012. Ms. Chesnut received her Bachelor of Science degree in sports management from Nebraska Wesleyan University, Lincoln, Nebraska.

The Trustee transitioned the Trust’s account from Ms. Chesnut to G. Rosanna Moore, JD on October 28, 2019. Since that date, Ms. Moore has performed the necessary functions of the Trust on behalf of the Trustee.  Ms. Moore, age 55, currently is Vice President and Trust Advisor with the Wealth Management Group at U.S. Bank and has served in that position since January 30, 2020 and as Trust Advisor during 2019. Prior to her current position with U.S. Bank, Ms. Moore worked in private practice from 2014 to 2019. Ms. Moore graduated summa cum laude from the University of Nebraska at Omaha and received her Juris Doctor degree in law from the University of Nebraska Lincoln College of Law in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2019, with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics. The Trust does not maintain its own Code of Ethics for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 because it does not have officers or employees. The Trustee maintains a Code of Conduct for all of its employees, including those who perform duties for the Trust. A copy of the Trustee's Code of Conduct will be made available to Unit Holders without charge upon request.

ITEM 11. EXECUTIVE COMPENSATION.

The Trust does not have any officers or employees. Certain services are provided to the Trust by officers and employees of the Trustee. However, none of employees of the Trustee that perform the functions of the Trust's officers receive any compensation from the Trust and the Trustee does not receive reimbursement from the Trust for any portion of the compensation paid to such employees. The Trust pays the Trustee an administrative fee of $100,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2020, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott's address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2020. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2019, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2019 and 2018 are as follows:

	Fiscal 2019	Fiscal 2018
Audit fees	$45,122	$63,052
All other fees	-	-
Total:	$45,122	$63,052

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings. Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2019 and 2018.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2019 and 2018

Statements of Distributable Income for the years ended December 31, 2019 and 2018

Statements of Changes in Trust Corpus for the years ended December 31, 2019 and 2018

Notes to Financial Statements

2.	Financial Statement Schedules - No financial statement schedules are filed herewith because either such schedules are not required or the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.3	Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016, and incorporated herein by reference).

4.4*	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934

31*	Certification of Vice President and Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32**	Certification of Vice President and Trust Advisor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

*	Filed herewith

**	Furnished herewith

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

March 27, 2020	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Registrant has no directors or executive officers.)