Form 10-Q
period 2020-03-31
KIEWIT ROYALTY TRUST
filed 2020-05-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2020

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled "Trustee’s Discussion and Analysis of Financial Condition and Results of Operations," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust's Form 10-K for the year ended December 31, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2020 and

December 31, 2019

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$576,223	$396,526

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$576,223	$396,526

Liabilities
Distributions payable to unit holders	$-	$396,526
Trust reserve	576,223	-

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$576,223	$396,526

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three months ended March 31, 2020 and 2019
(unaudited)

	Three Months Ended March 31,
	2020	2019
Royalty income	$600,737	$658,972
Interest income	486	1,302
Trust expenses	(25,000)	(25,947)
Trust reserve	(576,223)	(634,327)

Distributable income	$-	$-

Distributable income per unit	$-	$-

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three months ended March 31, 2020 and 2019
(unaudited)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of year	$-	$-
Distributable income	576,223	634,327
Distributions payable to unit holders	-	-
Trust reserve	(576,223)	(634,327)

Trust corpus	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the "Trustee"), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

(d)	Impact of COVID-19:

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Trust cannot reasonably estimate the length or severity of this pandemic, and the Trust currently cannot anticipate the impact on its financial results or results of operations for fiscal 2020.

Other than the potential impact of COVID-19, we have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these condensed financial statements.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Kiewit Royalty Trust (the "Trust") is a royalty trust with royalty and overriding royalty interests in certain coal leases. The Trust was formed for the purposes of administering the income received from such coal leases and distributing such income (together with interest earned thereon, if any, less payment of or provision for obligations) to the holders of the units of beneficial interest.

During the three month period ended March 31, 2020, the Trust received a total of $600,737 of royalty and overriding royalty payments from the Decker Mines. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2020	2019
Decker Mine	$600,737	$658,972
Spring Creek Mine	-	-
Total Royalty Income	$600,737	$658,972

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine during the first three months of 2020, decreased by $58,235 or 8.9% to $600,737 as compared to $658,972 received during the same period in 2019. A portion of the royalty amount received for the quarter ended March 31, 2019 included a one-time credit for state withholding taxes in the amount of $28,041, and without this credit, the royalty and overriding amounts received by the Trust during the first three months of 2002 decreased by approximately 5% as compared to the prior period. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. The changes during the quarter were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases. The Mine operator indicated that the Decker Mine is ahead of schedule for Spring 2020 and expects to ship its budgeted tons of coal of 3.8 million for 2020.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2020 and 2019 because historically, royalties with respect to this mine typically were paid by the mine operators on an annual basis during the second half of the calendar year. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. In 2019, the Spring Creek Mine was sold to Navajo Transitional Energy Company (“NTEC”), which is wholly owned by the Navajo Nation, and is currently operating the mine as a contract operator. The mine shut down briefly in October after the Navajo Nation declined to waive sovereign immunity for the benefit of Montana's Department of Environmental Quality ("MDEQ"). While the MDEQ and NTEC have resolved certain issues, the Spring Creek Mine currently is operating although NTEC has yet to secure mining permits and needs to obtain substantial financial assistance for reclamation. The Navajo Nation announced that it will not issue reclamation bonds for the benefit of this project. The long-term status of the mine operations is unknown, and the Trust intends to continue monitoring the new ownership by NTEC and related matters. At this time, the Trust does not expect that such restructuring will materially impact the results of operations or financial condition of the Trust.

Interest Income. During the three months ended March 31, 2020 and March 31, 2019, the Trust earned a nominal amount of interest.

Trust Expenses. Trust expenses remained consistent and were $25,000 in the first three months of 2020 as compared to $25,947 for the same period in 2019. Trust expenses generally include fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust.

Liquidity and Capital Resources. The Trust's primary source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis. At this time, the Trust does not expect that the COVID-19 pandemic will materially impact the liquidity or capital resources of the Trust.

Trust Reserves. During the first quarter of 2020, the Trust's distributable income was $576,223, which amount was reserved to be paid within 10 days of June 30, which is the Trust's next distribution payment date. During the first quarter of 2019, the Trust's distributable income was $634,327 and was paid to Unit Holders in July 2019. The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus. During the first three months of 2020, the trust corpus remained unchanged.

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

Critical Accounting Policies and Estimates. The Trust's condensed financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, and as such there are no critical accounting policies or estimates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, the officer of the Trustee conducted an evaluation of the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the officer of the Trustee concluded that the Trust's disclosure controls and procedures were effective in timely alerting her of any material information relating to the Trust that is required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting. There were no changes in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Trust's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Trust is a party.

Item 6. Exhibits.

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.3	Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.3 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016, and incorporated herein by reference.)

31*	Certification of Vice President and Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Vice President and Trust Advisor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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
Dated: May 12, 2020

		By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)