Form 10-Q
period 2020-06-30
KIEWIT ROYALTY TRUST
filed 2020-08-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Six Months Ended June 30, 2020

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2020 and

December 31, 2019

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$568,986	$396,526
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-
Total assets	$568,986	$396,526

Liabilities
Distributions payable to unit holders	$568,986	$396,526

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$568,986	$396,526

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and six months ended June 30, 2020 and 2019
(unaudited)

	Three Months Ended June 30,
	2020	2019
Royalty income	$50,936	$26,040
Interest income	10	3,195
Trust expenses	(58,183)	(57,173)

Distributable income	$(7,237)	$(27,938)

Distributable income per unit	$(0.0005728)	$(0.0022114)

	Six Months Ended June 30,
	2020	2019
Royalty income	$651,673	$685,012
Interest income	496	4,497
Trust expenses	(83,183)	(83,120)

Distributable income	$568,986	$606,389

Distributable income per unit	$0.0450381	$0.0479987

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three and six months ended June 30, 2020 and 2019
(unaudited)

	Six Months Ended June 30,
	2020	2019
Trust corpus at January 1, 2020 and 2019	$-	$-
Distributable income	576,223	634,327
Distributions payable to unit holders	-	-
Trust reserve	(576,223)	(634,327)

Trust corpus at March 31, 2020 and 2019	-	-

Distributable income	(7,237)	(27,938)
Distributions payable to unit holders	(568,986)	(606,389)
Trust reserve	576,223	634,327

Trust corpus at June 30, 2020 and 2019	$-	$-

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

(d)           Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. To date, the Trust has had limited impact from COVID-19 on its financial results and results of operations although the Trust cannot reasonably estimate the length or severity of this pandemic and whether COVID-19 will have any impact on the Trust in future periods.

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

During the three month and six month periods ended June 30, 2020, the Trust received a total of $50,936 and $651,673, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended June 30,
	2020	2019
Decker Mine	$50,936	$26,040
Spring Creek Mine	-	-
Total Royalty Income	$50,936	$26,040

	Six Months Ended June 30,
	2019	2019
Decker Mine	$651,673	$685,012
Spring Creek Mine	-	-
Total Royalty Income	$651,673	$685,012

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine increased to $50,936 during the second quarter of 2020, as compared to $26,040 received during the same period in 2019. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. During the six month period ended June 30, 2020, the royalty amounts decreased by $33,339, or approximately 5%, as compared to the same period in 2019. For the first six months of 2020, the Decker Mines sold 1,836,786 tons of coal as compared to 1,430,700 tons of coal for the first six months of 2019. The changes during the period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, and decreasing demand in electricity and lower coal prices resulting from the COVID-19 pandemic.

Seasonal fluctuations occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year. Earlier this year, the Decker Mine indicated that it was ahead of schedule for Spring 2020 and continues to expect to ship its budgeted tons of coal of 3.8 million for 2020.

Spring Creek Mine. The Trust did not receive any royalty payments from the Spring Creek Mine during the first six months of 2020 or 2019. Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. Further, the Spring Creek Mine temporarily laid-off workers in Spring 2020 due to the lack of coal demand, resulting from the COVID-19 pandemic, and only recently rehired the workers.

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

Interest Income. The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders. During the six months ended June 30, 2020, the Trust earned $496 of interest compared to $4,497 of interest earned during the six months ended June 30, 2019. The decrease in interest resulted from the decreasing interest rates.

Trust Expenses. Trust expenses remained consistent at $83,183 for the first six months of 2020, as compared to $83,120 for the same period in 2019. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trust expenses slightly increased to $58,183 for the three month period ending June 30, 2020, as compared to $57,173 for the same period in 2019. The royalty income received by the Trust for the three month period ended June 30, 2020 was not sufficient to pay all Trust expenses incurred during such period, so the Trust utilized certain cash reserves to offset the shortfall. The expenses fluctuate from period to period largely because of the timing of when the Trust receives invoices and pays its expenses.

Liquidity and Capital Resources. The Trust's primary source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis as long as the Trust has sufficient income. At this time, the Trust does not expect that the COVID-19 pandemic will materially impact the liquidity or capital resources of the Trust.

Trust Reserves. The Trust did not establish any trust reserves in the second quarter of 2020 or 2019. During the first quarter of 2020, the Trust established a reserve in the amount of $576,223, and during the first quarter of 2019, the Trust established a reserve in the amount of $634,327. These reserves were established to hold the funds until the next scheduled biannual payment and were paid in the beginning of the third quarter of each year. The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus. During the three- and six-month period ended June 30, 2020, the trust corpus remained unchanged.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Trust is a party.

Item 6. Exhibits.

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.3	Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.3 for the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016 and incorporated herein by reference).

31*	Certification of Vice President and Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32**	Certification of Vice President Trust Advisor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: August 12, 2020

		By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)

