Form 10-Q
period 2020-09-30
KIEWIT ROYALTY TRUST
filed 2020-11-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Nine Months Ended September 30, 2020

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2020 and

December 31, 2019

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$344,604	$396,526
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	-	-
Total assets	$344,604	$396,526

Liabilities
Distributions payable to unit holders	$-	$396,526
Trust reserve	344,604	-
Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$344,604	$396,526

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
For the three and nine months ended September 30, 2020 and 2019
(unaudited)

	Three Months Ended September 30,
	2020	2019
Royalty income	$395,413	$457,911
Interest income	3	1,502
Trust expenses	(50,812)	(43,747)
Trust reserve	(344,604)	(415,666)

Distributable income	$-	$-

Distributable income per unit	$-	$-

	Nine Months Ended September 30,
	2020	2019
Royalty income	$1,047,086	$1,142,923
Interest income	499	5,999
Trust expenses	(133,995)	(126,867)
Trust reserve	(344,604)	(415,666)

Distributable income	$568,986	$606,389

Distributable income per unit	$0.0450381	$0.0479987

The accompanying notes are an integral part of the condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
For the three and nine months ended September 30, 2020 and 2019
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Trust corpus at January 1	$-	$-
Distributable income	576,223	634,327
Distributions payable to unit holders	-	-
Trust reserve	(576,223)	(634,327)

Trust corpus at March 31	-	-

Distributable income	(7,237)	(27,938)
Distributions payable to unit holders	(568,986)	(606,389)
Trust reserve	576,223	634,327

Trust corpus at June 30	-	-

Distributable income	344,604	415,666
Distributions payable to unit holders	-	-
Trust reserve	(344,604)	(415,666)

Trust corpus at September 30	$-	$-

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

(d)       Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. To date, the Mines temporarily reduced capacity in the Spring 2020; however, COVID-19 has had nominal impact on the Trust’s financial results and results of operations although the Trust cannot reasonably estimate the length or severity of this pandemic and whether COVID-19 will have any impact on the Trust in future periods.

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

During the three month and nine month periods ended September 30, 2020, the Trust received a total of $395,413 and $1,047,086, respectively, of royalty and overriding royalty payments, net of production expenses. The following tables reflect the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended September 30,
	2020	2019
Decker Mine	$385,413	$457,911
Spring Creek Mine	10,000	-
Total Royalty Income	$395,413	$457,911

	Nine Months Ended September 30,
	2019	2019
Decker Mine	$1,037,086	$1,142,923
Spring Creek Mine	10,000	-
Total Royalty Income	$1,047,086	$1,142,923

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased by $72,498 to $385,413 during the third quarter of 2020, as compared to $457,911 received during the same period in 2019. For the nine months ended September 30, 2020 royalty and overriding royalty amounts decreased by $105,837 or 9% to $1,037,086. The Decker Mine includes West Decker and East Decker Mine leases. Of the Decker Mines, the primary producer currently is an East Decker Mine. For the first nine months of 2020, the Trust received revenue payments for the 2,406,534 tons of coal as compared to 2,498,238 tons of coal for the first nine months of 2019. The changes during the nine month period were the net result of changes in the relative amounts of coal mined, which was a normal result of the execution of a mining plan encompassing several coal leases, and decreasing demand in electricity and lower coal prices resulting from the COVID-19 pandemic.

Seasonal fluctuations also occur in the relative amounts of coal mined under the leases with a majority of the royalty payments being received during the first and third calendar quarters of the year. Earlier this year, the Decker Mine indicated that it continues to expect to ship its budgeted tons of coal of 3.8 million for 2020.

Spring Creek Mine. The Trust received royalty payments in the amount of $10,000 over the first nine months of 2020, compared to no royalty payments having been received by the Trust over the same period in 2019. The recent payment represents the Trust’s advance minimum royalty from this Mine for the period of July 1, 2020 – June 30, 2021, which payments are offset by existing credits. Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. Further, the Spring Creek Mine temporarily laid-off workers in Spring 2020 due to the lack of coal demand, resulting from the COVID-19 pandemic, and only recently rehired the workers.

In 2019, the Spring Creek Mine was sold to Navajo Transitional Energy Company (“NTEC”), which is wholly owned by the Navajo Nation, and is currently operating the mine as a contract operator. The mine shut down briefly in October 2019 after the Navajo Nation declined to waive sovereign immunity for the benefit of Montana's Department of Environmental Quality ("MDEQ"). While the MDEQ and NTEC have resolved certain issues, the Spring Creek Mine currently is operating although NTEC has yet to secure mining permits and needs to obtain substantial financial assistance for reclamation. The Navajo Nation announced that it will not issue reclamation bonds for the benefit of this project. The long-term status of the mine operations is unknown, and the Trust intends to continue monitoring the new ownership by NTEC and related matters. At this time, the Trust does not expect that such restructuring will materially impact the results of operations or financial condition of the Trust.

Interest Income. The Trust generally earns interest on the royalty payments prior to the distribution to the Unit Holders. During the nine months ended September 30, 2020, the Trust earned $499 of interest compared to $5,999 of interest earned during the nine months ended September 30, 2019. The decrease in interest resulted from the decreasing interest rates.

Trust Expenses. Trust expenses increased to $133,995 for the first nine months of 2020, as compared to $126,866 for the same period in 2019. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trust expenses increased to $50,812 for the three month period ending September 30, 2020, as compared to $43,747 for the same period in 2019. The expenses fluctuate from period to period largely because of the timing of when the Trust receives invoices and pays its expenses.

Liquidity and Capital Resources. The Trust's primary source of liquidity is the receipt of royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis as long as the Trust has sufficient income. At this time, the Trust does not expect that the COVID-19 pandemic will materially impact the liquidity or capital resources of the Trust.

Trust Reserves. During the quarter ended September 30, 2020 the Trust established a reserve in the amount of $344,604. Accordingly, the Trust did not pay a distribution for the third quarter of 2020 and instead reserved the amount for distribution at the time of the next distribution, which the Trust anticipates will be in January 2021. During the quarter ended September 30, 2019, the Trust established a reserve in the amount of $415,666, and the Trust did not pay a distribution for the third quarter of 2019 and instead reserved the amount for distribution in January 2020. The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

Change in Trust Corpus. During the three- and nine-month period ended September 30, 2020, the trust corpus remained unchanged.

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

Dated: November 12, 2020

By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)