Form 10-K
period 2020-12-31
KIEWIT ROYALTY TRUST
filed 2021-03-30
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no active trading market for the Units of Beneficial Interest. As a result, the aggregate market value of the Units of Beneficial Interest is not available.

Forward-Looking Statements

This Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, factors affecting the price of coal and certain statements regarding the Trust's financial position, industry conditions and other matters, including the impact of the COVID-19 pandemic. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which are within the Trustee's control, that may cause such expectations not to be realized.

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

The following chart sets forth the actual total amount of coal production for which royalties were earned during the past two years at the Decker and Spring Creek mines:

Tons of Coal Produced

	2020	2019
Decker Mine	3,357,759	3,851,617
Spring Creek Mine	-	-
Total	3,357,759	3,851,617

The following sets forth certain information about each of the mine properties in which the Trust continues to hold a Coal Royalty:

DECKER MINE. The Decker coal mine is in the northwest of the Powder River Basin, which is located in Big Horn County, Montana, approximately 20 miles north of Sheridan, Wyoming. The Decker Mine is solely owned and operated by Lighthouse Resources Inc. (formerly known as Ambre Energy North America, Inc.) and has been since 2014. Also in 2014, signaling its focus on projects in the United States, Ambre Energy North America, Inc. separated from its Australian parent company, Ambre Energy Limited, when longtime investor Resource Capital Funds became the majority owner of Ambre Energy North America, Inc. Lighthouse Resources Inc. is privately held and headquartered in Salt Lake City, Utah. The Decker Mine in its entirety includes approximately 23,000 acres. The Trust owns overriding royalty interests in six leases at the Decker Mine. The terms of the Trust's overriding royalty interests of each lease as of December 31, 2020 and 2019, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(1)	Tons of Coal Produced In 2020	Tons of Coal Produced In 2019
M-073093(2)	United States	5 cents per ton	3,357,759	3,850,627
M-061685(3)	United States	10 cents per ton	-	-
M-057934(3)	United States	10 cents per ton	-	-
C-1085-13(3)	Montana	10 cents per ton	-	-
C-1087-15(3)	Montana	10 cents per ton	-	990
C-1095-17(3)	Montana	5 cents per ton	-	-
C-1090-16(3)	Montana	5 cents per ton	-	-
C-1079-11(3)	Montana	Unknown	-	-
C-1086-15(3)	Montana	Unknown	-	-
C-1089-16(3)	Montana	Unknown	-	-

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

3 Although there is no current mining on this lease, the operator of this lease has indicated that it is still active and continues to renew it annually. Currently, little or no mining activity is expected in the future.

Lighthouse Resources, Inc., the owner of the Decker Mine, filed for bankruptcy in December 2020, and announced that it would be substantially reducing its workforce at the Decker Mine. Due to the pending bankruptcy case, the status of the Trust’s royalty interests is currently unknown. The Trust is, and intends to continue, monitoring the bankruptcy filings, but at this time, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the recent bankruptcy filing, the financial struggles of the coal operator, the cessation of mining activities in the applicable mines, and the reduced demand for coal.

SPRING CREEK MINE. Spring Creek Coal Company ("Spring Creek") operates this mine, which is located in Big Horn County, Montana, approximately 25 miles north of Sheridan, Wyoming and owned by Cloud Peak Energy. The Spring Creek Mine in its entirety includes approximately 2,560 acres. The Trust owns an overriding royalty interest in one lease at the Spring Creek Mine. The terms of the overriding royalty interest of the lease as of December 31, 2020 and 2019, are set forth in the table below, of which the accompanying notes are an integral part:

Lease Number	Lessor	Terms of Overriding Royalties(4)	Tons of Coal Produced In 2020	Tons of Coal Produced In 2019
M-069782(5)	United States	10.75%	-	-

4 Under the terms of the lease, the Trust receives a royalty payment equivalent to 10.75% of the applicable production royalties paid to the United States. The royalties paid to the United States are based on sales and fluctuate based on the value of coal.

5 The operator of this lease has indicated that the mine is being depleted. Production for this mine is expected to be nominal.

It is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. Further, the Spring Creek Mine temporarily laid-off workers in Spring 2020 due to the lack of coal demand, resulting from the COVID-19 pandemic, and while it rehired the workers, it remains unknown if mining will continue. In addition to its interests in the foregoing leases, the Trust has overriding royalty interests in other leases from which no production is currently contemplated and/or which are considered to be not mineable because of access, alluvial valley, or other problems.

OTHER MINES. In addition to the Decker Mine and Spring Creek Mine, the Trust also owns rights in lease number 027475 in the Black Butte Mine in Sweetwater County, Wyoming. Such mine is not producing but is active and continues to be part of future mining plans.

Financial Information about Segments. The Trust's sole activity is the collection and distribution of the revenues generated by the Coal Royalties. Accordingly, the Trust operates in a single business segment.

Financial Information about Geographic Areas. All of the Trust's 2020 income was generated from royalty income received from sources located in the United States.

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

Holders. The Units are the only class of security issued by the Trust. As of March 1, 2021, there were approximately 1,096 separate holders of Units.

Distributions to Unit Holders. All income of the Trust plus any amounts released from reserves, less amounts used to pay Trust expenses and amounts placed in reserves, is distributed to Unit Holders. Historically, the Trust paid quarterly distributions to the extent funds were available. However, on August 16, 2016, the County Court in and for Douglas County, Nebraska (the "Court") entered an order approving the modification of the Trust's Trust Indenture dated May 17, 1982, and restated on June 10, 1982 (together, the "Trust Indenture"). The Court approved modifications to the Trust Indenture, which included permitting biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available, commencing with the third quarter of 2016. The following table shows the aggregate distributions made to Unit Holders for each quarter during 2020 and 2019:

2020

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2020(1)	Not applicable	$-	$-
June 30, 2020	July 6, 2020	568,986	0.045038
September 30, 2020(1)	Not applicable	-	-
December 31, 2020	January 6, 2021	288,282	0.022819
		$857,268	$0.067857

(1) The Trust reserved $576,223 in the first quarter and distributed these funds in July 2020 and reserved $344,604 in the third quarter and distributed these funds in January 2021.

2019

		Distribution Amounts
Quarter Ended	Date Distributed	In Total	Per Unit
March 31, 2019(2)	Not applicable	$-	$-
June 30, 2019	July 9, 2019	606,389	0.047999
September 30, 2019(2)	Not applicable	-	-
December 31, 2019	January 7, 2020	396,526	0.031387
		$1,002,915	$0.079386

(2) The Trust reserved $634,327 in the first quarter and distributed these funds in July 2019 and reserved $415,666 in the third quarter and distributed these funds in January 2020.

Because of the uncertainty of the Decker Mine, the Trust intends to temporarily suspend all distribution payments and instead reserve such amounts to cover future expenses. Due to the uncertainty with respect to timing or amount of future royalty payments, the Trust believes such suspension is in its best interests.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has significantly impacted coal mines, resulting in shutdowns and fewer tons of coal being produced. The Trust cannot reasonably estimate the length or severity of this pandemic, and while COVID-19 has negatively impacted the Trust’s financial results for 2020, the Trust currently cannot anticipate the impact on its financial results or results of operations for fiscal 2021.

Distributable income is the total amount of net royalty and overriding royalty payments received from the various mines increased by the amount of interest earned and any other amounts received by the Trust and decreased by the amount of trust expenses. During 2020, royalty income decreased by $136,818, or 11.6%, to $1,047,086 in 2020 from $1,183,904 in 2019, and distributable income also decreased by 14.5% to $857,268 in 2020 from $1,002,915 in 2019. These decreases were largely attributable to the lack of production at the Spring Creek Mine and decreased coal production at certain Decker Mines together with the recent bankruptcy filing of the owner of the Decker Mine in December 2020, which resulted in the Trust not receiving a royalty payment in the fourth quarter 2020.

The following schedule reflects the royalty and overriding royalty payments received by the Trust in respect of leases at the following mines:

	2020	2019
Decker Mine	$1,037,086	$1,173,904
Spring Creek Mine	10,000	10,000
Total	$1,047,086	$1,183,904

Decker Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Decker Mine decreased to $1,037,086 in 2020 from $1,173,904 in 2019, a decrease of $136,818, or 11.6%. This change resulted from fewer tons of coal produced as well as fluctuations in coal price and from the delay of the fourth quarter royalty payment. There is only one lease at the Decker Mine that is actively producing at this time.

In December 2020, Lighthouse Resources, Inc., the owner of the Decker Mine, filed for Chapter 11 bankruptcy, in the United States Bankruptcy Court for the District of Delaware (Case No. 20-13056(JTD)). Lighthouse has reduced operations at the Decker Mine with plans for continued reductions. In March 2021, the Decker Mine ceased operations. The Trust is actively monitoring the bankruptcy filings, and is an unsecured creditor in the bankruptcy case. In light of the pending bankruptcy, the Trust is currently uncertain whether it will receive additional royalty payments from the Decker Mine or the status of its interest in the royalty leases.

Spring Creek Mine. The amount of royalties and overriding royalties received by the Trust with respect to the Spring Creek Mine remained consistent at $10,000 in 2020 and 2019. This Mine had no production for 2020 or 2019, and the $10,000 payment is a prepayment required under the applicable agreement. Historically, the prepayment amount was $50,000 each year; however, due to the financial struggles of the coal operator and the lack of mining activities, the parties reduced the prepayment amount in 2019 to $10,000. In addition, for the past several years, a general decrease in the amount of coal produced at the Spring Creek Mine has impacted the amount of royalties paid to the Trust. The Trust anticipates that the amount of coal will continue to decrease as the mine operator notified the Trust that this mine is being depleted, and that the operator is moving into other areas of the mine, which are not subject to the terms of the Trust's lease. Further, Cloud Peak sold its assets to Navajo Transitional Energy Company (“NTEC”) in October 2019, after NTEC successfully bid to assume ownership of the mines through an auction conducted by the bankruptcy court. NTEC is wholly owned by the Navajo Nation. Since the transition to NTEC, the Mine shut down briefly and has continued to have operational issues which are unrelated to the COVID-19 pandemic. These operational issues, together with general economic issues impacting coal mines, are challenging and make it difficult for the Trust to predict the long-term status of the operations of this mine. The Trust intends to continue monitoring the new ownership by NTEC.

Interest Income. The Trust earns interest on the royalty payments prior to the distribution to the Unit Holders. During the years ended December 31, 2020 and 2019, the Trust earned a nominal amount of interest although the amount of interest has increased in recent years because of the timing of the distribution payments.

Trust Expenses. Trust expenses were flat at $190,322 in 2020 compared to $188,398 in 2019. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments. In fiscal years 2020 and 2019, the Trust paid an aggregate of $100,000 in Trustee fees per year. Pursuant to the terms of the Trust Indenture, the Trustee has the ability to increase its fees, in its sole discretion, after providing notice to the Unit Holders.

Liquidity and Capital Resources. The Trust's primary source of capital is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, are distributed to the Unit Holders on a biannual basis.

Trust Reserves. The Trust pays biannual distributions within ten days after June 30 and December 31 of each year to the extent funds are available. The Trust also established reserves in the first and third quarters of 2020 in the amount of $576,223 and $344,604, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2020. The Trust established reserves in the first and third quarters of 2019 in the amount of $634,327 and $415,666, respectively, and distributed such amounts within 10 days of the second and fourth quarters of 2019.

In February 2021, the Trust received a payment from the Decker mine in the amount of $97,261. The Trust intends to reserve this amount as well as any additional royalty payments received to cover future expenses.

Going Concern. The Trust may not have sufficient funding in order to continue to operate. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust’s continuation as a going concern is dependent upon continued mining activities and receipt of timely royalty payments form the mines, especially the Decker Mine. Because of the Trust’s limited source of revenues, the recent bankruptcy of the Decker Mine raises substantial doubt about the Trust’s ability to continue as a going concern. The Trust’s financial statements currently do not include any adjustments that might result from the outcome of any uncertainly as to the Trust’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements. The following documents are filed as part of the Trust's financial statements for the years ended December 31, 2020 and 2019:

(1)       Report of Independent Registered Public Accounting Firm

(2)       Statements of Assets, Liabilities and Trust Corpus as of December 31, 2020 and 2019

(3)       Statements of Distributable Income for the years ended December 31, 2020 and 2019

(4)       Statements of Changes in Trust Corpus for the years ended December 31, 2020 and 2019

(5)       Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Kiewit Royalty Trust

Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Kiewit Royalty Trust (the "Trust") as of December 31, 2020 and 2019, the related statements of distributable income and changes in trust corpus for years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and changes in trust corpus for each of the two years in the period ended December 31, 2020, on the basis of accounting described in Note 1.

Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, due to the decline in mining operations, the Trust is experiencing difficulty in generating sufficient cash to meet its obligations and sustain its operations, which raises substantial doubt about the Trust’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Trustee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Basis of Accounting

As described in Note 1, the financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 30, 2021

We have served as the Trust's auditor since 2008.

KIEWIT ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
December 31, 2020 and 2019

	2020	2019
Assets
Cash and cash equivalents	$288,282	$396,526
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$288,282	$396,526

Liabilities
Distributions payable to unit holders	$288,282	$396,526

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$288,282	$396,526

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended December 31, 2020 and 2019

	2020	2019
Royalty income	$1,047,086	$1,183,904
Interest income	504	7,409
Trust expenses	(190,322)	(188,398)

Distributable income	$857,268	$1,002,915

Distributable income per unit	$0.067857	$0.079386

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
For the year ended December 31, 2020

2020
Trust corpus at January 1	$-
Distributable income	576,223
Distributions payable to unit holders	-
Trust reserve	(576,223)

Trust corpus at March 31	-

Distributable income	(7,237)
Distributions payable to unit holders	(568,986)
Trust reserve	576,223

Trust corpus at June 30	-

Distributable income	344,604
Distributions payable to unit holders	-
Trust reserve	(344,604)

Trust corpus at September 30	-

Distributable income	(56,322)
Distributions payable to unit holders	(288,282)
Trust reserve	344,604

Trust corpus at December 31	$-

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
For the year ended December 31, 2019

2019
Trust corpus at January 1	$-
Distributable income	1,002,915
Distributions payable to unit holders	(1,002,915)

Trust corpus at December 31	$-

The accompanying notes are an integral part
of the financial statements.

KIEWIT ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

(c)     Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by U.S. Bank National Association, as the sole trustee (the "Trustee"). Pursuant to the terms of the Trust Indenture, the Trust paid the Trustee an annual fee of $100,000 for fiscal years 2020 and 2019, payable each quarter in the amount of $25,000. The Trustee may adjust this fee annually in its sole discretion. The Trust pays a Trustee fee each quarter as long as the Trust has sufficient royalty income to make such payments.

(d)           Subsequent Events:

In February 2021, the Trust received a payment from the Decker mine in the amount of $97,261. This royalty payment was anticipated to be paid to the Trust in the fourth quarter; however, due to the pending bankruptcy of the mine’s owner, there was a delay in the payment as such payment was required to be approved by the bankruptcy court. Other than such event, we have evaluated the Trust activity and have concluded that there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

(e)           Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Trust reported income for the periods presented, the Trust receives substantially all of its royalty payments from the Decker Mine, which filed for bankruptcy in December 2020. Decker curtailed mining operations subsequent to the bankruptcy and ceased its mining operations in March 2021. Other than the royalty payments from the mines, the Trust does not have any other established source of revenues sufficient to cover its operating costs. As a result, the Trust projects that it will not have sufficient cash on hand to meet its obligations as they become due within one year of the date that the financial statements are issued. These conditions, among others, raise substantial doubt about the Trust’s ability to continue as a going concern. To alleviate the identified conditions, the Trust intends to implement certain plans, including filing a proof of claim in the bankruptcy court for the royalty income from Decker Mine, establishing a reserve for cash received to cover future expenses, and exploring options to monetize the royalty interests. However, these plans are subject to legal approvals and market conditions, and there is no assurance that the Trust’s plans are probable of being implemented. As a result, the Trust has concluded that management’s plans do not alleviate substantial doubt regarding the Trust’s ability to continue as a going concern. The Trust’s financial statements currently do not include any adjustments that might result from the outcome of any uncertainly as to the Trust’s ability to continue as a going concern.

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

Pursuant to the terms of the Trust Indenture, the Trust shall terminate upon the first to occur of the following events: (i) at such time that the Trust's net revenues for each of the three successive years are less than $1 million per year, (ii) the Unit Holders vote in favor of termination at a meeting, or (iii) the expiration of twenty- one years after the death of the last survivor of the issue in being on May 17,1982 of any member of the Board of Directors of Peter Kiewit Sons', Inc. on May 17, 1982. As of the date of this report, none of these termination provisions has been triggered. Net revenue for the fiscal year 2020 was $857,268, resulting in one year of less than $1 million in net revenues.

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

6.	Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly financial information:

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2020
March 31, 2020	$600,737	$-	$-
June 30, 2020	50,936	568,986	0.045038
September 30, 2020	395,413	-	-
December 31, 2020	-	288,282	0.022819
	$1,047,086	$857,268	$0.067857

	Royalty Income	Distributable Income	Distributable Income Per Unit
For the year ended December 31, 2019:
March 31, 2019	$658,972	$-	$-
June 30, 2019	26,040	606,389	0.047999
September 30, 2019	457,911	-	-
December 31, 2019	40,981	396,526	0.031387
	$1,183,904	$1,002,915	$0.079386

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

Trustee's Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Trustee has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Trustee concluded that, as of December 31, 2020 the Trust's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes on the modified cash basis, which is a comprehensive basis of accounting other than United States generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION.

The Trust is disclosing the following information pursuant to Item 8.01 (Other Information) of Form 8-K:

On or about March 30, 2021, the Trust sent a letter to all Unit Holders highlighting, among other things, certain recent issues impacting the coal mines and identifying certain action items. A copy of the letter is furnished as Exhibit 99.1 to this Form 10-K.

In accordance with General Instruction B.2 to the Form 8-K, the information under this Item 9B (OTHER INFORMATION) and the letter exhibit to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section 18, nor shall such information and exhibit be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), unless the registrant expressly states that such information and exhibit are to be considered “filed” under the Exchange Act or incorporates such information and exhibit by specific reference in an Exchange Act or Securities Act filing.

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

In March 2018, Wood A. Hull, was appointed to act as the chief executive officer and chief financial officer of the Trust. Mr. Hull was designated to perform the necessary functions of the Trust on behalf of the Trustee effective March 12, 2018 through December 21, 2018. Until his retirement on January 4, 2019, Mr. Hull served as the Senior Managing Director of the Wealth Management Group at the Trustee and served in this position since 2006. Prior to that, Mr. Hull served as a Trust Officer and Relationship Manager at the Trustee from 1986 - 2006. Mr. Hull holds a Bachelor of Arts degree in psychology and Juris Doctorate degree in law from Creighton University in Omaha, Nebraska.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust does not have any officers, directors or any beneficial owners holding more than 10% of the outstanding Units. Accordingly, the Trust believes that it was in full compliance for the year ended December 31, 2020, with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

The Trustee believes the only holder of more than 5% of the outstanding Units as of March 1, 2021, is Walter Scott, Jr., who beneficially owns 800,000 Units representing 6.33% of the class outstanding. Mr. Scott's address is One Thousand Kiewit Plaza, Omaha, Nebraska 68131. These Units are held in trust by the Trustee for the benefit of Mr. Scott. No employee of the Trustee who performed the functions as an officer of the Trust owned any Units as of March 1, 2021. The Trust had no knowledge of any arrangements, the operation of which could, at a subsequent date, result in a change of control of the Trust. The Trust does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2020, there were no transactions of any nature between the Trust and any employee of the Trustee who performed the functions of an officer of the Trust or any persons known to the Trustee to be the beneficial owners of more than 5% of the Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The principal independent registered public accounting firm utilized by the Trust was Deloitte & Touche LLP.

Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2020 and 2019 are as follows:

	Fiscal 2020	Fiscal 2019
Audit fees	$46,914	$45,122
All other fees	-	-
Total:	$46,914	$45,122

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of the Trust's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings. Except for the Audit Fees, no other fees were paid by the Trust to Deloitte & Touche LLP for the fiscal years ended December 31, 2020 and 2019.

As referenced in Item 10 above, the Trust has no audit committee and, as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.             The following statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2020 and 2019

Statements of Distributable Income for the years ended December 31, 2020 and 2019

Statements of Changes in Trust Corpus for the years ended December 31, 2020 and 2019

Notes to Financial Statements

2.              Financial Statement Schedules - No financial statement schedules are filed herewith because either such schedules are not required or the information has been presented in the aforementioned financial statements.

3.             Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1	Kiewit Royalty Trust Indenture dated May 17, 1982, as amended June 9, 1982 and June 23, 1982 (filed as Exhibit 4.1 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.2	Order dated September 23, 1994, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, and incorporated herein by reference).

4.3	Order dated August 16, 2016, of the County Court of Douglas County, Nebraska (filed as Exhibit 4.2 to the Trust's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016, and incorporated herein by referenced).

4.4	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.4 to the Trust’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2020, and incorporated herein by reference)

31*	Certification of Vice President and Trust Advisor pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32**	Certification of Vice President and Trust Advisor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Location Map of Coal Properties (incorporated herein by reference to Exhibit 2 to the Trust's Form 10-K filed with the Securities and Exchange Commission on March 31, 1985, and incorporated herein by reference).

99.2**	Letter to Unit Holders of Trust dated March 30, 2021.

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

March 30, 2021	KIEWIT ROYALTY TRUST
By: U.S. Bank National Association in its capacity as Trustee and not in its individual capacity or otherwise

	By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Registrant has no directors or executive officers.)