Form 10-Q
period 2021-03-31
KIEWIT ROYALTY TRUST
filed 2021-05-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Quarter Ended March 31, 2021

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled "Trustee’s Discussion and Analysis of Financial Condition and Results of Operations," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust's Form 10-K for the year ended December 31, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

March 31, 2021 and

December 31, 2020

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$54,816	$288,282

Royalty and overriding royalty interests in coal leases	167,817	167,817

Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	-	-

Total assets	$54,816	$288,282

Liabilities
Distributions payable to unit holders	$-	$288,282
Trust reserve	54,816	-

Trust Corpus: 12,633,432 units of beneficial interest authorized, issued and outstanding	-	-

Total liabilities and trust corpus	$54,816	$288,282

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three months ended March 31, 2021 and 2020

(unaudited)

	Three Months Ended March 31,
	2021	2020
Royalty income	$97,261	$600,737
Interest income	1	486
Trust expenses	(42,446)	(25,000)
Trust reserve	(54,816)	(576,223)
Distributable income	$-	$-
Distributable income per unit	$-	$-

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

For the three months ended March 31, 2021 and 2020

(unaudited)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of year	$-	$-
Distributable income	54,816	576,223
Distributions payable to unit holders	-	-
Trust reserve	(54,816)	(576,223)
Trust corpus	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and do not necessarily include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of U.S. Bank National Association, as sole trustee of the Trust (the "Trustee"), all adjustments necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

(d)       Impact of COVID-19:

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Trust cannot reasonably estimate the length or severity of this pandemic, and the Trust currently cannot anticipate the impact on its financial results or results of operations for fiscal 2021. Further, the pandemic has had a significant impact on the coal industry and the Trust is heavily reliant on revenue from coal mines.

(e)       Subsequent Events:

In April 2021, the Trust received a payment from the Decker mine in the amount of $44,874. This royalty payment was anticipated to be paid to the Trust in the first quarter; however, due to the pending bankruptcy of the mine’s owner, there was a delay in the payment as such payment was required to be approved by the bankruptcy court. In addition, the Trust does not anticipate receiving any additional royalty payments from the Decker mine in the near future.

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

During the three month period ended March 31, 2021, the Trust received a total of $97,261 of royalty and overriding royalty payments from the Decker Mines. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended March 31,
	2021	2020
Decker Mine	$97,261	$600,737
Spring Creek Mine	-	-
Total Royalty Income	$97,261	$600,737

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine during the first three months of 2021, decreased significantly by $503,476, or 84%, to $97,261 as compared to $600,737 received during the same period in 2020. The Decker Mine includes West Decker and East Decker Mine leases. Until 2021, when the Decker Mine announced cessation of mining activities, the primary producer currently was an East Decker Mine, which in recent years was the only lease actively producing. The changes this quarter resulted from fewer tons of coal produced due to the cession of mine operations.

In December 2020, Lighthouse Resources, Inc., the owner of the Decker Mine, filed for Chapter 11 bankruptcy, in the United States Bankruptcy Court for the District of Delaware (Case No. 20-13056(JTD)). Lighthouse initially reduced operations at the Decker Mine, and in February 2021, the Decker Mine ceased operations. The Trust is actively monitoring the bankruptcy filings, and is an unsecured creditor in the bankruptcy case. In light of the pending bankruptcy, the Trust is currently uncertain whether it will receive additional royalty payments from the Decker Mine or the status of its interest in the royalty leases. At this time, no additional royalty payments are anticipated in the near future.

Spring Creek Mine. No royalties were received from the Spring Creek Mine during the first three months of 2021 and 2020 because historically, royalties with respect to this mine typically were paid by the mine operators on an annual basis during the second half of the calendar year. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. In 2019, the Spring Creek Mine was sold to Navajo Transitional Energy Company (“NTEC”), which is wholly owned by the Navajo Nation, and is currently operating the mine as a contract operator. Since the transition to NTEC, the Mine shut down briefly and has continued to have operational issues which are unrelated to the COVID-19 pandemic. These operational issues, together with general economic issues impacting coal mines, are challenging and make it difficult for the Trust to predict the long-term status of the operations of this mine. The Trust intends to continue monitoring the new ownership by NTEC.

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

Interest Income. During the three months ended March 31, 2021 and March 31, 2020, the Trust earned a nominal amount of interest.

Trust Expenses. Trust expenses increased and were $42,446 in the first three months of 2021 as compared to $25,000 for the same period in 2020. Trust expenses generally include fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. The increase in expenses resulted from the timing of when invoices were received and paid as well as additional legal expenses to address the Decker Mine bankruptcy filing.

Liquidity and Capital Resources. The Trust's primary source of liquidity is the royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis. At this time, the Trust does not expect to make any distributions in the near future due to the Trust’s liquidity issues. The Trust has suspended future distribution payments in light of the substantial reduction in royalty income.

Trust Reserves. During the first quarter of 2021, the Trust's distributable income was $54,816. Historically, this amount would have been reserved to be paid within 10 days of June 30, which is the Trust's next distribution payment date. However, such amount will be held as a reserve. Because of the uncertainty of the Decker Mine, the Trust intends to temporarily suspend all distribution payments and instead reserve such amounts to cover future expenses. Due to the uncertainty with respect to timing or amount of future royalty payments, the Trust believes such suspension is in its best interests.

During the first quarter of 2020, the Trust's distributable income was $576,223 and was paid to Unit Holders in July 2020. The Trust currently pays biannual distributions within 10 days after June 30 and December 31 of each year to the extent funds are available.

In April 2021, the Trust received a payment from the Decker mine in the amount of $44,874. The Trust intends to reserve this amount as well as any additional royalty payments received to cover future expenses.

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

Change in Trust Corpus. During the first three months of 2021, the trust corpus remained unchanged.

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

______________________

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

Dated: May 12, 2021

By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)