Form 10-Q
period 2021-06-30
KIEWIT ROYALTY TRUST
filed 2021-08-11
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Six Months Ended June 30, 2021

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

June 30, 2021 and

December 31, 2020

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$62,360	$288,282
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)
Net royalty and overriding royalty interests in coal leases	—	—
Total assets	$62,360	$288,282

Liabilities
Distributions payable to unit holders	$—	$288,282
Trust reserve	$62,360	$—

Total liabilities and trust corpus	$62,360	$288,282

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and six months ended June 30, 2021 and 2020

(unaudited)

	Three Months Ended June 30,
	2021	2020

Royalty income	$44,874	$50,936
Interest income	1	10
Trust expenses	(37,331)	(58,183)
Trust reserve	(7,544)	—
Distributable income	$—	$(7,237)
Distributable income per unit	$—	$(0.000573)

	Six Months Ended June 30,
	2021	2020

Royalty income	$142,135	$651,673
Interest income	2	496
Trust expenses	(79,777)	(83,183)
Trust reserve	(62,360)	—
Distributable income	$—	$568,986
Distributable income per unit	$—	$0.045038

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

For the three and six months ended June 30, 2021 and 2020

(unaudited)

	Six Months Ended June 30,
	2021	2020

Trust corpus at January 1, 2021 and 2020	$—	$—
Distributable income	54,816	576,223
Distributions payable to unit holders	—	—
Trust reserve	(54,816)	(576,223)

Trust corpus at March 31, 2021 and 2020	—	—

Distributable income	(62,360)	(7,237)
Distributions payable to unit holders	—	(568,986)
Trust reserve	62,360	576,223
Trust corpus at June 30, 2021 and 2020	$—	$—

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

The condensed financial statements of the Trust differ from financial statements prepared in conformity with United States generally accepted accounting principles (GAAP) because of the following:

●	Royalty income and interest income are recognized in the month received rather than in the month of production.
●	Expenses generally are not accrued.
●	Amortization of the net royalty and overriding royalty interests is shown as a reduction to Trust corpus and not as a charge to operating results.
●	Reserves may be established for contingencies that would not be recorded under GAAP.

(b)         Cash and Cash Equivalents:

The Trust considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)         Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee of $100,000. The Trustee may adjust this fee annually in its sole discretion. The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments. Going forward, it is unknown how long the Trust can continue to make these quarterly payments.

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

(e)         Subsequent Events:

On July 28th, 2021, the Trust entered into a agreement with Navajo Transitional Energy Company, LLC (“NTEC”) pursuant to which NTEC has agreed to purchase certain overriding royalty interests owned by the Trust in lease MTM-069782 and MTM-110692. The agreement is subject to various closing conditions, including either court approval or Unit Holder approval of the transaction. At closing, the Trust has agreed to convey to NTEC the leases free and clear of all liens in exchange for a total cash value of $105,000, less advance minimum royalties previously received by the Trust of $20,715.67, for an anticipated cash payment of $84,274.33.

(f)         Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Trust reported income for the periods presented, the Trust receives substantially all of its royalty payments from the Decker Mine, which filed for bankruptcy in December 2020. After the bankruptcy filing, Decker Mine curtailed its mining operations, and in first quarter 2021, ceased its mining operations. Other than the royalty payments received from the mines, the Trust does not have any other established source of revenues sufficient to cover its operating costs.

Management has assessed the Trust’s ability to continue as a going concern based on the following factors: (i) the Trust’s primary source of revenue, the Decker Mine, recently filed for bankruptcy and ceased mining activity, and the Trust anticipates that the Trust will not receive any additional royalty payments in the foreseeable future, if at all, and (ii) without the Decker Mine, the Trust does not have any additional sources of liquidity, unless it consummates the sale of the Trust assets, and the sale of the royalty interests are subject to legal approvals and market conditions. As a result, the Trust projects that it will not have sufficient cash on hand to meet its obligations as they become due within one year of the date that the financial statements are issued. These conditions, among others, raise substantial doubt about the Trust’s ability to continue as a going concern.

To alleviate the identified conditions and consistent with the terms of the Trust Indenture, the Trust has executed an agreement to sell certain interests in royalty interests held by the Spring Creek Mine and intends to sell all other royalty interests at a public auction in September 2021 to monetize the royalty interests. Refer to note (e) describing the sale of certain royalty interests to NTEC. In addition, the Trust has filed a proof of claim in the bankruptcy court for the royalty income from Decker Mine and has established a reserve for cash received to cover future expenses. However, these plans have not been finalized and are not within the Trust’s control, and therefore cannot be deemed probable. As such, there is no assurance that the Trust’s plans are probable of being implemented.

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

During the three month and six month periods ended June 30, 2021, the Trust received a total of $44,874 and $142,135, respectively, of royalty and overriding royalty payments, net of production expenses. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended
	June 30,
	2021	2020
Decker Mine	$44,874	$50,936
Spring Creek Mine	—	—
Total Royalty Income	$44,874	$50,936

	Six Months Ended
	June 30,
	2021	2020
Decker Mine	$142,135	$651,673
Spring Creek Mine	—	—
Total Royalty Income	$142,135	$651,673

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $44,874 during the second quarter of 2021, as compared to $50,936 received during the same period in 2020. During the six month period ended June 30, 2021, the royalty amounts decreased substantially by $509,538, or approximately 78%, as compared to the same period in 2020. Until 2021, when the Decker Mine announced cessation of mining activities, the primary producer currently was an East Decker Mine, which in recent years was the only lease actively producing. The changes this quarter, as well as during the first six months of 2021, resulted from the cession of mine operations. The royalty payment received in second quarter related to first quarter production before the Decker Mine announced that it would no longer be mining.

In December 2020, Lighthouse Resources, Inc., the owner of the Decker Mine, filed for Chapter 11 bankruptcy, in the United States Bankruptcy Court for the District of Delaware (Case No. 20-13056(JTD)). Lighthouse initially reduced operations at the Decker Mine, and in first quarter 2021, the Decker Mine ceased operations. The Trust is actively monitoring the bankruptcy filings, and is an unsecured creditor in the bankruptcy case. In light of the pending bankruptcy, the Trust no longer believes that it will receive additional royalty payments from the Decker Mine, and as an unsecured creditor in the bankruptcy case, it is unlikely the Trust will receive any payments from the bankruptcy trustee. At this time, the Mine has indicated no additional royalty payments will be made to the Trust in the future.

The Trust intends to auction its interests in the Decker Mine leases in order to monetize these agreements. The auction is anticipated in September 2021, and it is unknown whether the Trust will have any bidders for these assets. Following the auction, any sale transaction will be subject to court approval or Unit Holder approval. If the auction is successful and NTEC purchases the interests in the Spring Creek Mines, the Trust intends to petition the applicable court to liquidate and wind up the operations of the Trust pursuant to the terms of the Trust Indenture.

Spring Creek Mine. The Trust did not receive any royalty payments from the Spring Creek Mine during the first six months of 2021 or 2020. Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. In 2019, the Spring Creek Mine was sold to Navajo Transitional Energy Company (“NTEC”), which is wholly owned by the Navajo Nation, and is currently operating the mine as a contract operator. Operational issues, together with general economic issues impacting coal mines, are challenging and make it difficult for the Trust to predict the long-term status of the operations of this mine.

On July 28th, 2021, the Trust executed an agreement with NTEC pursuant to which NTEC has agreed to purchase certain overriding royalty interests owned by the Trust in certain Spring Creek Mines, specifically lease MTM-069782 and MTM-110692. The agreement is subject to various closing conditions, including either court approval or Unit Holder approval of the transaction. At closing, the Trust has agreed to convey to NTEC the leases free and clear of all liens in exchange for a total cash value of $105,000, less advance minimum royalties previously received by the Trust of $20,715.67, for an anticipated cash payment of $84,274.33. Closing is late 2021 after the Trust obtains court approval or Unit Holder approval.

Other Mines. In addition to the Decker Mine and Spring Creek Mine, the Trust also owns rights in lease number 027475 in the Black Butte Mine in Sweetwater County, Wyoming. Such mine is not part of any future mining plans yet the lease continues to be active. Interests in this mine will also be subject to the auction process discussed above relating to the Decker Mine. The Trust is uncertain whether it will have any bidder on this asset.

Interest Income. The Trust generally earns interest on the royalty payments held in reserve. During the six months ended June 30, 2021, the Trust earned a nominal amount of interest of $2 compared to $496 of interest earned during the six months ended June 30, 2020. The decrease in interest resulted from the low interest rates and fewer royalty payments.

Trust Expenses. Trust expenses decreased slightly to $79,777 for the first six months of 2021, as compared to $83,183 for the same period in 2020. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trust expenses decreased to $37,331 for the three month period ending June 30, 2021, as compared to $58,183 for the same period in 2020. The expenses fluctuate from period to period largely because of the timing of when the Trust receives invoices and pays its expenses. Further, the Trust is incurring additional fees and expenses relating to the sale of its assets to NTEC and through the auction process.

Liquidity and Capital Resources. The Trust's primary source of liquidity is the royalty payments, and the Trust no longer expects to receive any royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis as long as the Trust has sufficient income. At this time, the Trust does not expect to make any distributions in the near future due to the Trust's liquidity issues. The Trust has suspended future distribution payments in light of the substantial reduction in royalty income and is actively pursuing the liquidation of the Trust.

Trust Reserves. The Trust did not establish any trust reserves in the second quarter of 2020 but did establish a reserve in the first quarter of 2020 in the amount of $576,223. This reserve was established to hold the funds until the next scheduled biannual payment and was paid to Unit Holders in the beginning of the third quarter of 2020.

During the first quarter of 2021, the Trust's distributable income was $54,816. Historically, this amount would have been reserved to be paid at the Trust’s next distribution date within 10 days of June 30, 2021. At June 30, 2021, the Trust’s distributable income was $7,544, which was held in reserve, resulting in a total reserve of $62,360. Because of the uncertainty of future royalty payments, the Trust has temporarily suspended all distribution payments and instead reserved such amounts to cover future expenses. Due to the uncertainty with respect to timing or amount of future royalty payments, the Trust believes such suspension is in its best interests. The Trust further believes that the current reserved amounts will not be sufficient to pay expenses.

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

Change in Trust Corpus. During the three- and six-month period ended June 30, 2021, the trust corpus remained unchanged.

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

10.1

Purchase and Sale of Overriding Royalty Interest in Federal Coal Lease MTM-069782 and MTM-110692 by and between the Kiewit Royalty Trust and Navajo Transitional Energy Company, LLC dated June 18, 2021 (filed as Exhibit 10.1 to the Trust’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2021).

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

Dated: August 11, 2021
		By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)