Form 10-Q
period 2021-09-30
KIEWIT ROYALTY TRUST
filed 2021-11-12
CIK 711477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

KIEWIT ROYALTY TRUST

FORM 10-Q

For the Three and Nine Months Ended September 30, 2021

Forward-Looking Statements

This Form 10-Q, including specifically the section entitled “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact, included in this Form 10-Q are forward-looking statements. Such statements include, without limitation, certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Form 10-Q. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties, and the Trustee can give no assurance that they will prove to be correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s Form 10-K for the year ended December 31, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

September 30, 2021 and

December 31, 2020

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$14,089	$288,282
Royalty and overriding royalty interests in coal leases	167,817	167,817
Less accumulated amortization	(167,817)	(167,817)

Net royalty and overriding royalty interests in coal leases	—	—

Total assets	$14,089	$288,282

Liabilities
Distributions payable to unit holders	$—	$288,282
Trust reserve	14,089	—

Total liabilities and trust corpus	$14,089	$288,282

The accompanying notes are an integral part of the condensed financial statements.

KIEWIT ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

For the three and nine months ended September 30, 2021 and 2020

(unaudited)

	Three Months Ended September 30,
	2021	2020

Royalty income	$—	$395,413
Interest income	—	3
Trust expenses	(48,271)	(50,812)
Trust reserve	48,271	(344,604)
Distributable income	$—	$—
Distributable income per unit	$—	$—

	Nine Months Ended September 30,
	2021	2020

Royalty income	$142,135	$1,047,086
Interest income	2	499
Trust expenses	(128,048)	(133,995)
Trust reserve	(14,089)	(344,604)
Distributable income	$—	$568,986
Distributable income per unit	$—	$0.0450381

The accompanying notes are an integral part of the condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

For the nine months ended September 30, 2021 and 2020

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Trust corpus at January 1, 2021 and 2020	$—	$—
Distributable income	54,816	576,223
Distributions payable to unit holders	—	—
Trust reserve	(54,816)	(576,223)

Trust corpus at March 31, 2021 and 2020	—	—

Distributable income	(62,360)	(7,237)
Distributions payable to unit holders	—	(568,986)
Trust reserve	62,360	576,223
Trust corpus at June 30, 2021 and 2020	$—	$—

Distributable income	(14,089)	344,604
Distributions payable to unit holders	—	—
Trust reserve	14,089	(344,604)
Trust corpus at September 30, 2021 and 2020	$—	$—

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

(c)         Related Party:

The Trust was organized to provide an efficient, orderly and practical means of administering the income received from royalty interests and is administered by the Trustee. Pursuant to the terms of the Trust Indenture, the Trust pays the Trustee an annual fee of $100,000. The Trustee may adjust this fee annually in its sole discretion. The Trust pays a Trustee fee of $25,000 per quarter as long as the Trust has sufficient royalty income to make such payments. Going forward, Trust has suspended quarterly payments due to lack of revenue and the Trustee will not receive any of its quarterly fees unless the Trust assets are sold to the prospective buyers.

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

(e)         Subsequent Events:

On October 29, 2021, the Trust filed a voluntary petition to terminate (the “Petition”) in the County Court of Douglas County, Nebraska (the “Court”) (Case No.21-1904). The Trust filed the Petition requesting the Court to approve certain actions and then allow the Trust to liquidate all of its assets and wind up operations of the Trust pursuant to the terms of the Trust Indenture.

Specifically, the Petition requests the Court to: (i) find the value of the Trust’s property is insufficient to justify the cost of administration; (ii) find the Trust’s termination to further the Trust’s purposes and be in accordance with the trustor’s probable intention; (iii) approve the Trustee’s actions to sell the Trust properties; (iv) approve and ratify the Letter Agreement with Navajo Transitional Energy Company, LLC to sell the overriding royalty interests in certain Spring Creek Mines; (v) approve, ratify, and confirm the auction sale of overriding royalty interests in the Decker Mines and the Black Butte Mine to Spartan Energy, LLC; (vi) approve the Trust’s termination; and (vii) approve the Trustee’s pro rata distribution of sale proceeds , net of any Trust expenses, to the Unit Holders upon completion of the sales and for the Trust to wind up its operations.

The assigned hearing date before the Court is December 29, 2021 at 10:30 a.m. Central time. If the Court approves the Trust’s Petition, the Trust anticipates that it will wind up its operations in the first quarter of 2022.

(f)         Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the third quarter, the Trust reported no income as the Decker Mine is no longer producing and filed for bankruptcy in December 2020. After the bankruptcy filing, Decker Mine curtailed its mining operations, and in the first quarter 2021, ceased its mining operations. The Decker bankruptcy was finalized in the third quarter of 2021; however, as an unsecured creditor, the Trust is uncertain when or if it will receive any payments from the bankruptcy trustee. Other than the royalty payments received from the mines, the Trust does not have any other established source of revenues sufficient to cover its operating costs.

Management has assessed the Trust’s ability to continue as a going concern based on the following factors: (i) the Trust’s primary source of revenue, the Decker Mine, is not operating and recently completed its bankruptcy and the Trust anticipates that the Trust will not receive any royalty payments in the future, and (ii) without the Decker Mine, the Trust does not have any additional sources of liquidity, unless it consummates the sale of the Trust assets, and the sale of the royalty interests are subject to legal approvals and market conditions. The Trust established a reserve for cash received to cover future expenses; however, the reserve is insufficient to cover expenses. As a result, the Trust will not have sufficient cash on hand to meet its obligations as they become due within one year of the date that the financial statements are issued. These conditions, among others, raise substantial doubt about the Trust’s ability to continue as a going concern.

To alleviate the identified conditions and consistent with the terms of the Trust Indenture, the Trust has executed an agreement to sell certain interests in royalty interests held by the Spring Creek Mine and auctioned all other royalty interests at a public auction in September 2021 and has an agreement to sell such interests to Spartan Energy, LLC, upon receipt of court or Unit Holder approval. The Trust has petitioned the Court to allow it to sell the Trust assets and liquidate in accordance with the Trust Indenture. Refer to note (e) describing the Petition. These plans, however, have not been finalized and are not within the Trust’s control, and therefore cannot be deemed probable. As such, there is no assurance that the Trust’s plans are probable of being implemented.

The Trust has concluded that management’s plans do not alleviate substantial doubt regarding the Trust’s ability to continue as a going concern.

The Trust’s financial statements do not include any adjustments that might result from the outcome of any uncertainly as to the Trust’s ability to continue as a going concern.

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

During the three month period ended September 30, 2021, the Trust did not receive any revenue. For the nine month period ended September 30, 2021, the Trust received a total of $142,135 of royalty and overriding royalty payments, net of production expenses. The Trust does not anticipate receiving any royalty payments in the foreseeable future. The following table reflects the royalty and overriding royalty payments, net of production expenses, received by the Trust at the following mines:

	Three Months Ended
	September 30,
	2021	2020
Decker Mine	$—	$385,413
Spring Creek Mine	—	10,000
Total Royalty Income	$—	$395,413

	Nine Months Ended
	September 30,
	2021	2020
Decker Mine	$142,135	$1,037,086
Spring Creek Mine	—	10,000
Total Royalty Income	$142,135	$1,047,086

Decker Mine. Royalty and overriding royalty amounts received by the Trust from the Decker Mine decreased to $0 during the third quarter of 2021, as compared to $385,413 received during the same period in 2020. During the nine month period ended September 30, 2021, the royalty amounts decreased substantially by $894,951, or approximately 86%, as compared to the same period in 2020. Until 2021, when the Decker Mine announced cessation of mining activities, the primary producer currently was an East Decker Mine, which in recent years was the only lease in which the Trust had an interest that was actively producing. The changes this quarter, as well as during the first nine months of 2021, resulted from the cession of mine operations and the Decker Mine bankruptcy.

In December 2020, Lighthouse Resources, Inc., the owner of the Decker Mine, filed for Chapter 11 bankruptcy, in the United States Bankruptcy Court for the District of Delaware (Case No. 20-13056(JTD)). Lighthouse initially reduced operations at the Decker Mine, and in first quarter 2021, the Decker Mine ceased operations. The Trust is an unsecured creditor in the bankruptcy case and is entitled to receive 0.80% of any distributions made to its class of unsecured creditors. Total distributions to this unsecured class is a maximum aggregate amount of $750,000, and payment is subject to satisfaction of various contingencies. The projected payment to the Trust is $6,000 and timing of the payment is unknown.

In September 2021, the Trust commenced the auction process with EnergyNet to offer for sale the Trust’s non-producing overriding royalty interests in the Decker Mines. EnergyNet developed and hosted the online auction to facilitate the sale of the Trust’s overriding royalty interests. On September 29, 2021, Spartan Energy Acquisitions, LLC (“Spartan”) of Denver, Colorado was the successful bidder in the EnergyNet auction and has agreed to purchase the overriding royalty interests in the Decker Mines and Black Butte Mine. The transfer of these overriding royalty interests is subject to various closing conditions, including either court approval or Unit Holder approval of the transaction. After the satisfaction of the closing conditions, the Trust has agreed to convey to Spartan the overriding royalty interests in exchange for a total cash value of $12,510. Closing is anticipated in early 2022 after the Trust obtains court approval or Unit Holder approval.

Spring Creek Mine. The Trust did not receive any royalty payments from the Spring Creek Mine during the first nine months of 2021 and received $10,000 in 2020. Royalties with respect to this mine are typically paid during the second half of each calendar year but the timing of the first payment varies, and it can be received at the end of the second quarter or beginning of the third quarter. However, it is unknown whether the Trust will receive additional royalties from this mine in the future due to various factors, including the financial struggles of the coal operator, the lack of mining activities in the applicable mines, and the general depletion of coal. In 2019, the Spring Creek Mine was sold to Navajo Transitional Energy Company (“NTEC”), which is wholly owned by the Navajo Nation, and is currently operating the mine as a contract operator. Operational issues, together with general economic issues impacting coal mines, are challenging and make it difficult for the Trust to predict the long-term status of the operations of this mine.

On July 28, 2021, the Trust executed an agreement with NTEC pursuant to which NTEC has agreed to purchase certain overriding royalty interests owned by the Trust in certain Spring Creek Mines, specifically lease MTM-069782 and MTM-110692. The agreement is subject to various closing conditions, including either court approval or Unit Holder approval of the transaction. At closing, the Trust has agreed to convey to NTEC the leases free and clear of all liens in exchange for a total cash value of $105,000, less advance minimum royalties previously received by the Trust of $20,716, for an anticipated cash payment of $84,274. Closing is anticipated in early 2022 after the Trust obtains court approval or Unit Holder approval.

Because the Trust has buyers for its assets, the Trust filed a Petition to Terminate on October 29, 2021, requesting the Court allow the Trust to liquidate all of its assets and wind up operations pursuant to the terms of the Trust Indenture. Refer to note (e) of the financial statements.

Other Mines. In addition to the Decker Mine and Spring Creek Mine, the Trust also owns rights in lease number 027475 in the Black Butte Mine in Sweetwater County, Wyoming. Such mine is not part of any future mining plans yet the lease continues to be active. Interests in this mine were recently sold to Spartan Energy along with the Decker Mines discussed above.

Interest Income. The Trust generally earns interest on the royalty payments held in reserve. During the nine months ended September 30, 2021, the Trust earned a nominal amount of interest of $2 compared to $499 of interest earned during the nine months ended September 30, 2020. The decrease in interest resulted from the substantial reduction of the royalty payments.

Trust Expenses. Trust expenses decreased slightly to $128,048 for the first nine months of 2021, as compared to $133,995 for the same period in 2020. Trust expenses included fees of the Trustee, accountants, attorneys, and other professionals that the Trustee employs in the administration of the Trust. Trust expenses decreased to $48,271 for the three month period ending September 30, 2021, as compared to $50,812 for the same period in 2020. The expenses fluctuate from period to period largely because of the timing of when the Trust receives invoices and pays its expenses. Further, the Trust is incurring additional fees and expenses relating to the sale of its assets. The Trust currently has a limited amount of cash to pay future expenses.

Liquidity and Capital Resources. The Trust’s primary source of liquidity is the royalty payments, and the Trust no longer expects to receive any royalty payments. In accordance with the provisions of the Trust Indenture, generally all income received by the Trust, net of Trust expenses and any amounts placed in reserves, is distributed to the Unit Holders on a biannual basis as long as the Trust has sufficient income. At this time, the Trust does not expect to make any distributions in the near future due to the Trust’s liquidity issues. The Trust has suspended future distribution payments in light of the substantial reduction in royalty income and is actively pursuing the liquidation of the Trust.

Trust Reserves. The Trust established trust reserves in the third quarter of 2020 in the amount of $344,604. This reserve was established to hold the funds until the next scheduled biannual payment and was paid to Unit Holders after the 4th quarter of 2020.

During the first quarter of 2021, the Trust’s distributable income was $54,816. Historically, this amount would have been reserved to be paid at the Trust’s next distribution date within 10 days of June 30, 2021. At June 30, 2021, the Trust’s distributable income was $7,544, which was held in reserve, resulting in a total reserve of $62,360. At September 30, 2021, the Trust had no distributable income yet continued to incur professional fees reducing the trust reserve to $14,089. Because of the uncertainty of future royalty payments, the Trust has temporarily suspended all distribution payments to Unit Holders and instead reserved such amounts to cover future expenses. Due to the uncertainty with respect to timing or amount of future royalty payments, the Trust believes such suspension is in its best interests. The Trust further believes that the current reserved amounts will not be sufficient to pay expenses.

Going Concern. The Trust does not have sufficient funding in order to continue to operate. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of the Trust’s limited source of revenues, management has substantial doubt about the Trust’s ability to continue as a going concern. The Trust’s financial statements currently do not include any adjustments that might result from the outcome of any uncertainly as to the Trust’s ability to continue as a going concern.

Change in Trust Corpus. During the three- and nine-month period ended September 30, 2021, the trust corpus remained unchanged.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 29, 2021, the Trust filed a voluntary petition to terminate (the “Petition”) in the County Court of Douglas County, Nebraska (the “Court”). The Trust filed the Petition requesting the Court to approval certain actions and then allow the Trust to liquidate all of its assets and wind up operations of the Trust pursuant to the terms of the Trust Indenture. The Petition is further described in note (e) to the financial statements, which note is incorporated herein by reference.

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

Dated: November 12, 2021
		By:	/s/ G. Rosanna Moore
G. Rosanna Moore, Vice President and Trust Advisor

(The Trust does not have a principal financial or chief accounting officer or any other officers.)